Form 10-Q
period 2007-09-30
STIRLING ACQUISITION CORP
filed 2007-11-14
CIK 1398783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-52852

STIRLING ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8121663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

914 Curlew Road, Suite 403
Dunedin, Florida 34698
(Address of principal executive offices)

(727) 683-9573
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at November 13, 2007

Common Stock, $0.001 Par Value	2,000,000 Shares

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Operations for the three- and nine-month periods ended September 30, 2007	4

	Statements of Cash Flow for the nine-month period ended September 30, 2007	5

	Notes to Financial Statements	6

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	11

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	13

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 3	Defaults Upon Senion Securities	13

ITEM 4	Submission of Matters to a Vote of Security Holders	13

ITEM 5	Other Information	13

ITEM 6	Exhibits	14

	SIGNATURES	13

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS

	December 31, 2006 (Audited)	September 30, 2007 (Unaudited)
ASSETS
Current Assets:
Cash	$20,000	$2,908
Other current assets
Total current assets	20,000	2,908

Deferred offering costs		44,527
Total assets	$20,000	$47,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$—	$17,038
Long-term debt	—	—
Total liabilities	$—	$17,038

Stockholders’ equity
Common stock, $0.001 par value:
50,000,000 shares authorized, 2,000,000 shares outstanding at December 31, 2006 and September 30, 2007	$2,000	$2,000
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares outstanding at December 31, 2006 and September 30, 2007	—	—
Additional paid in capital	19,000	33,140
Deficit accumulated during development stage	(1,000)	(4,744)
Total stockholder’s equity	$20,000	$30.396

Total liabilities and equity	$20,000	$47,434

The accompanying notes are an integral part of this Balance Sheet.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS

			December 28,2006
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2007	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Organization costs			1,000
General and administrative expenses	149	3,744	3,744
Total expenses	149	3,744	4,744

Deficit accumulated during development stage	$(149)	$(3,744)	$(4,744)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted number of common shares issued and outstanding during period	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of this Statement of Operations.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOW
		December 28,2006
	Nine Months Ended	(inception) through
	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Deficit accumulated during development stage	$ (3,744)	$(4,744)
Changes in operating assets and liabilities:
Other current assets
Expenses paid by affiliates		1,000
Increase in accounts payable	17,038	17,038
Net cash used in operating activities	13,294	13,294

Cash flows from investing activities
Deferred offering costs paid by the company	(30,526)	(30,526)
Net cash used in investing activities	(17,232)	(17,232)

Cash flows from financing activities
Proceeds from sale of common stock to founders		20,000
Additional capital contributions from founders	140	140
Net cash provided by financing activities	140	20,140

Net increase (decrease) in cash	(17,092)	2,908

Cash balance, beginning of period	20,000	—

Cash balance, end of period	$2,908	$2,908

Supplemental disclosure of non-cash transactions involving direct payment of certain costs by affiliates

Proceeds from direct payment of organization costs by affiliates	—	$1,000
Proceeds from direct payment of deferred offering costs by affiliates`	$14,000	$14,000
Total non-cash transactions involving direct payments by affiliates	$14,000	$15,000

The accompanying notes are an integral part of this Statement of Cash Flow

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

1. Organization and Operations

Stirling Acquisition Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 28, 2006. In connection with the organization of the Company four executive officers purchased 2,000,000 shares of common stock for $20,000 in cash, or $.01 per share. Additionally, the officers paid approximately $1,000 in organization costs, consisting principally of filing fees and registered agent fees. In total, the Company’s initial capital was $21,000.

The Company was organized for the primary purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other acquisition transaction (an “Acquisition”) with an unidentified privately held company (a “Target”). The Company’s principal business goal is to engage in an acquisition on terms that will give its stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership.

Since the Company has not yet identified a Target, persons who acquire securities in connection with the distribution will have virtually no substantive information available for advance consideration of any specific Target. The Company’s business strategy is also referred to as a “blind pool” because neither the management of the Company nor the persons who acquire securities in the distribution know what the business of the Company will be.

The Company is currently in the development stage. All activity of the Company to date relates to its organization and financing activities.

The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company’s ability to commence operations is contingent upon completion of the distribution described in Note 2.

2. Public Distribution of Securities

On May 14, 2007, the Company filed a Form S-1 registration statement under the Securities Act of 1933 for the purpose of registering a public distribution of securities that includes

•	250,000 presently issued and outstanding shares that the Company’s existing stockholders (“founders”) will transfer to a total of 500 donees selected by them (“gift shares”);

•	1,250,000 presently issued and outstanding shares that the Company’s founders may offer to sell to the owners of a target and other participants in an acquisition; and

•	13,000,000 shares that the Company may issue in connection with an acquisition.

The registration statement was declared effective on October 5, 2007.

The distribution of gift shares is subject to and will be conducted in compliance with Securities and Exchange Commission Rule 419, which was adopted to strengthen the regulation of securities offered by “blank check” companies. Rule 419 defines a blank check company as a development stage company (a) that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) is proposing to issue a “penny stock.” For purposes of Rule 419, penny stocks include all shares that have a price of less than $5 per share and are not listed on a stock exchange.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

2. Public Distribution of Securities—continued

The Company’s founders will distribute 250,000 shares of common stock to individuals selected by them (“Donees”). Each Donee will receive 500 gift shares and will be subject to the resale restrictions described in the prospectus. The founders will promptly deposit all gift shares in the Rule 419 escrow upon issuance. The stock on deposit in the Rule 419 escrow will be held in trust for the sole benefit of the Donees until the shares are either released from escrow or returned to the founders in compliance with Rule 419.

In connection with the Company’s reconfirmation offering, each Donee must approve the proposed transaction in writing and elect to accept delivery of his gift shares. In the absence of an affirmative election by a Donee, the escrow agent will surrender the Donee’s stock certificates to the officer who made the original gift.

During the nine months ended September 30, 2007,  the Company incurred approximately $44,500 in costs associated with registering its common stock under the Securities Act and preparing for the gift share distribution. Since the Company’s pre-distribution capital needs are highly uncertain, its officers have agreed to contribute sufficient additional capital to pay all registration and pre-offering costs and ensure that the Company has a cash and working capital balance of $40,000 when they complete the gift share distribution. The founders presently anticipate a total investment of approximately $100,000 in the Company

As a result of its limited resources, the Company will, in all likelihood, have the ability to affect only a single acquisition. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business.

The Company is unlikely to enter into an agreement with a Target that does not have sufficient net tangible assets or operating income to satisfy the minimum listing standards of the American Stock Exchange or the Nasdaq Stock Market. Therefore management expects an acquisition to result in a change in control. After a change in control, the owners of the Target will have the right to appoint their own officers and directors, and the Company’s current officers will have no ability to influence future business decisions.

The Company may not qualify for an exchange listing upon completion of an acquisition. In such an event, the Company’s common stock will be traded on the over-the-counter market. It is anticipated that the common stock will qualify for quotation on the OTC Bulletin Board; a NASD sponsored and operated inter-dealer automated quotation system for equity securities that are not included in Nasdaq. It is also anticipated that the company’s common stock will qualify for inclusion in the National Quotation Bureau “OTC Pink Sheets.” There can be no assurance that the liquidity and prices of the Company’s common stock in the secondary market will not be adversely affected.

There is no assurance that the Company will be able to affect an acquisition. If the Company is unable to close a transaction before April 4, 2009, Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the founders. In that event, the Donees will receive nothing.

3. Summary of Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

3. Summary of Significant Accounting Policies—continued

Fiscal Year The Company’s fiscal year begins on January 1 and ends on December 31 of each year. For the period ended December 31, 2006, the Company’s Statements of Operations and Cash Flow reflect all transactions that arose between December 28, 2006, the inception date of the Company, and September 30, 2007.

Basis of Presentation of Interim Financial Statements The financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature.

Cash and Cash Equivalents For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Organization and Start-up Costs During the period ended December 31, 2006, the Company’s founders incurred $1,000 in organization costs, which were paid by them from their personal funds and accounted for as start-up costs. In accordance with FASB Statement of Position 98-5, all organization and start-up costs were charged to expense on a current basis during the period ended December 31, 2006.

Deferred Offering Costs Deferred offering costs will be carried as an asset until the Company completes a business combination or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital.

During the nine-months ended September 30, 2007, the Company’s founders paid $14,000 in legal fees associated with the preparation of the Company’s registration statement from their personal funds. Those the legal fees have been accounted for as deferred offering costs, and are included in the $44,527 in offering costs the company incurred prior to September 30, 2007. The Company expects to incur approximately $55,000 in total offering costs prior to the completion of the gift share distribution.

Target Investigation Costs Target investigation costs will be carried as an asset until the Company negotiates an acquisition or abandons its efforts to acquire the target.

Net Income (Loss) Per Common Share The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The Company’s net income (loss) per common share has been calculated on the basis of 2,000,000 shares issued and outstanding at December 31, 2006 and September 30, 2007. There were no warrants or other stock purchase rights outstanding on either date.

Income Taxes Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

 STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

3. Summary of Significant Accounting Policies—continued

Stock Based Compensation Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On December 28, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and
•
Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and
•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued “SFAS No. 154”, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2007 with no expected material effect on our financial statements.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

4. Capital Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common. The Company’s board of directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with an acquisition. Since the company expects to issue shares of common stock in connection with an acquisition, the ultimate ownership of the gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether an acquisition will ultimately result in dilution to gift share donees, however management believes the possibility of significant dilution is very remote.

The Company’s Board of Directors is empowered, without stockholder approval, to issue up to 10,000,000 shares of “blank check” preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock. There are no shares of preferred stock issued or outstanding and the Company has no current plans to issue shares of preferred stock for any purpose.

5. Stockholders’ Equity

In connection with the incorporation of the Company, its founders paid $20,000 to purchase 2,000,000 shares of common stock at a price of $0.01 per share. Pursuant to an agreement among themselves, the Company’s founders are contractually obligated to contribute sufficient capital to pay the Company’s cumulative registration and operating costs and ensure that the Company has cash and working capital balances of at least $40,000 when the founders complete the planned gift share distribution. The Company believes it will incur approximately $60,000 in registration, offering and operating costs prior to the completion of the gift share distribution, which will require the founders to contribute an additional $80,000 to the Company’s capital.

The Company has no obligation to reimburse organization, operating and offering costs paid by its founders. In accordance with the requirements of SEC Staff Accounting Bulletin Topic 1B, all costs that are paid directly by the Company’s founders will be treated as additional capital contributions from the founders and the associated costs will be accounted for in accordance with the Company’s established accounting policies

6. Incentive Stock Plan

The Company’s 2006 Incentive Stock Plan was adopted and approved in connection with the organization of the Company. The common stock reserved for issuance under the plan will be the lesser of 750,000 shares, or 10% of the total number of shares outstanding after the closing of an acquisition.

The class of persons eligible to participate in the plan includes all full-time and part-time employees of the Company, provided that the eligible participants do not include employees who are eligible to receive awards under the terms of any employment contract or specialty plan adopted by us in the future. The plan permits the grant of a variety of incentive awards including (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses. In addition, the plan allows us to grant cash bonuses that will be payable when an employee is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

There were no stock options or other incentive awards outstanding at December 31, 2006 and no options or other awards may be granted until the Company closes an acquisition transaction.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Financial Condition

We were incorporated in Delaware on December 28, 2006. Our founders purchased 2 million shares of our common stock for $20,000, or $0.01 per share. Concurrently, founders agreed in writing to contribute sufficient capital to pay our cumulative registration and operating costs and ensure that we have cash and working capital balances of at least $40,000 after completion of the gift share distribution. We believe $40,000 in working capital will be sufficient for our planned activities.

During the year ended December 31, 2006, we incurred $1,000 in organization costs, which were paid by one of our founders and accounted for as an additional capital contribution. During the nine months ended September 30, 2007 our efforts were focused on drafting our registration statement and planning our future activities. We incurred $3,595 in audit fees and bank charges during the first six months of 2007, and additional general and administrative expenses of $149 during the three months ended September 30, 2007.

Our registration statement was declared effective on October 5, 2007. We incurred approximately $44,500 in registration and offering costs prior to September 30, 2007 and expect to incur approximately $60,000 in total registration, offering and operating costs prior to the completion of the gift share distribution The only line item that represented more than 10% of our cumulative offering costs at September 30, 2007 was $40,639 in legal fees. Our founders paid $14,000 of these legal fees from their personal financial resources and we paid $15,745 from our resources. At September 30, 2007 our accounts payable for offering and operating costs were $17,038, including $10,894 of legal fees.

We have no obligation to reimburse organization, operating and registration costs paid by our founders. In accordance with the requirements of SEC Staff Accounting Bulletin Topic 1B, all costs that are paid directly by our founders will be treated as additional capital contributions from the founders and the associated costs will be accounted for in accordance with our established accounting policies.

Plan of Operations

After the capital contributions that our founders are required to make upon completion of the gift share distribution, we will have $40,000 in cash and working capital. We will use our available cash resources to pay the costs of operating our company, investigating business opportunities, negotiating an acquisition and preparing a post-effective amendment to our registration statement. We will not pay any cash compensation to our officers, but we will reimburse any out-of-pocket costs they incur on our behalf.

We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential target. We will also request that the target pay the legal and accounting fees and other costs associated with the preparation of a post-effective amendment to our registration statement. There can be no assurance that a potential target will be willing to pay the out-of-pocket costs we expect to incur in connection with our due diligence investigations and future SEC filings.

Rule 419 will require us to unwind gift share distribution if we fail to negotiate an acquisition, complete our reconfirmation offering and close the transaction within 18 months from the effective date of our registration statement. We believe our available cash resources will be adequate for our expected needs. Nevertheless, we may run out of money if our investigation of a potential target requires significant technical expertise, or we spend substantial funds investigating a potential target and then determine that the potential target is not suitable.

The SEC’s integration and general solicitation doctrines will preclude future private placement transactions until we complete our reconfirmation offering and close an acquisition. Therefore, we will be unable to obtain funds by selling additional securities. We have the corporate power to borrow money, but under our circumstances credit is not likely to be available. Our founders may, but have no duty or obligation to loan our company money. If we spend our available cash and cannot obtain additional financing, we will be forced to abandon our business plan. In that event, donees will have no interest in our company and our founders will incur substantial losses.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have no contractual obligations that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

Disclosure controls and procedures are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE
ITEM 3. DEFAULTS ON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Our registration statement was declared effective on October 5, 2007 and our founders promptly commenced the gift share distribution described in our prospectus. Concurrently our officers commenced their search for acquisition targets. The following table identifies each founder who intends to distribute gift shares to Donees in compliance with our prospectus and summarizes the progress of the gift share distribution as of November 13, 2007.

	Gift Shares to	Gift Shares Accepted	Number of
Name	be distributed	at November 13, 2007	Donees
John L. Petersen	62,500	61,000	122
Rachel A. Fefer	62,500	61,500	123
Sally Fonner	62,500	23,500	47
Mark Dolan	62,500	20,500	41
Total	250,000	166,500	333

Between the effective date of our registration statement and the date of this report, our officers have engaged in preliminary discussions with representatives of several potential targets and commenced the process of exchanging information. None of these discussions have progressed to a point where an acquisition is probable.

ITEM 6. EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b) REPORTS ON FORM 8-K NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIRLING ACQUISITION CORPORATION

/s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
Dated: November 13, 2007

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer
Dated: November 13, 2007