Form 10-K
period 2007-12-31
STIRLING ACQUISITION CORP
filed 2008-03-31
CIK 1398783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

STIRLING ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8121663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

914 Curlew Road, Suite 403
Dunedin, Florida	34698
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code	(727) 683-9573

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2008
Common Stock, $0.001 Par Value	2,000,000 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	42

	Signatures	43

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking” statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Risk Factors,” as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report on Form 10-K could have an adverse effect on our business or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•	Our goals, our business plan and the availability of suitable targets;

•	Our ability to locate a suitable target, conduct an adequate due diligence investigation and negotiate a reasonable acquisition transaction;

•	Our ability to comply with the complex requirements of Rule 419 and other regulations that apply to us as a blank check company;

•	The potential development of a public trading market for the combined companies’ shares;

•	Changes in general business and market conditions and our ability to react to these changes;

•	Our status as a blank check company with an evolving and unpredictable business model;

•	Our ability to satisfy our future capital requirements and react to business opportunities;

•	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

You should not unduly rely on forward-looking statements, which speak only as of the date of this report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements in this report.

PART I

ITEM 1 — BUSINESS

Introduction

We are a blank check company that was created for the specific purpose of conducting a public distribution of securities and then effecting a merger, capital stock exchange or similar transaction with an unidentified private company that wants to be publicly held. We refer to mergers, capital stock exchanges and similar transaction as “acquisitions” and we refer to acquisition candidates as “targets.” Our business plan is best described as a “blind pool” because we do not know what the business of our company will ultimately be.

We believe that the owners of a target may conclude that a merger, capital stock exchange or similar transaction with our company is a reasonable alternative to an initial public offering or “IPO.” Our belief is based on the experience of our founders in similar transactions between private companies and other types of shell companies. There can be no assurance that we will be able to identify a suitable target or negotiate an acquisition on terms acceptable to our officers. If we are unable to identify a target and close an acquisition, our stock will be worthless.

Our goal is to effect an acquisition of a domestic or foreign business on terms that will give our stockholders a reasonable share of the increased value that ordinarily arises when a private company makes the transition from private to public ownership. To date, our activities have been limited to registering our securities, commencing the gift share distribution and engaging in preliminary discussions with a number of potential targets. We have not yet selected a target or commenced detailed due diligence investigations. We have no plans to engage in any particular business in the future and we will not limit our search to a particular industry.

History of our company

We were incorporated in Delaware on December 28, 2006. We subsequently filed a Form S-1 registration statement under the Securities Act of 1933 (the “Securities Act”) for an initial public distribution of our common stock and a Form 8-A registration statement to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our registration statements were declared effective on October 5, 2007 and included the following securities:

•	13,000,000 shares, which we refer to as “acquisition shares,” that our company will offer and may issue to the owners of a target in connection with an acquisition;

•	1,500,000 issued and outstanding shares that our current stockholders, who we refer to as “founders,” will offer and may distribute or sell in the following classes of transactions:

•	They will give 250,000 shares, which we refer to “gift shares,” to family members, friends and business acquaintances who we refer to as “donees;” and

•	They will sell up to 1,250,000 shares, which we refer to “founders’ shares,” to third parties that are involved in an acquisition who we refer to as “transferees.”

Our officers have not completed the gift share distribution. At the date of this report on Form 10-K, they have agreed to give 224,000 gift shares to 448 family members, friends and business acquaintances. Each donee will receive 500 gift shares and each gift transaction will be subject to Securities and Exchange Commission (“SEC”) Rule 419. Upon completion of the gift share distribution, we will prepare physical stock certificates for the gift shares that are transferred to donees and those certificates will be deposited in a segregated escrow at Wells Fargo Bank (the “Rule 419 escrow”) until we negotiate an acquisition and comply with all requirements of Rule 419.

Overview of Rule 419

Shell companies have frequently been used as vehicles for fraud and manipulation in the penny stock market. In response to a Congressional mandate, the SEC adopted Rule 419, which requires blank check companies like ours that register public offerings under the Securities Act to implement stringent escrow, disclosure and reconfirmation procedures in connection with those offerings, including:

•	Depositing at least 90% of any net offering proceeds in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

•	Depositing all stock certificates for shares distributed to the public in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

•	Conducting a reconfirmation offering for the purpose of giving public stockholders an opportunity to review and consider detailed prospectus disclosure concerning a proposed acquisition;

•	Giving each public stockholder an opportunity to either approve the proposed acquisition and retain his shares, or reject the proposed acquisition and unwind his share acquisition transaction;

•	Unwinding transactions with individual stockholders that fail to approve the reconfirmation offering; and

•	Unwinding all transactions if a specified percentage of the public stockholders do not approve the reconfirmation offering in writing, or if a suitable acquisition is not closed within 18 months.

Rule 419 applies to every registration statement filed by a blank check company and regulates both issuer transactions and the resale of outstanding securities.

Overview of going public transactions

The most common ways for a private company to “go public” include growing to a point where it has over 500 stockholders and more than $10 million in assets, which requires registration under the Exchange Act; conducting a traditional IPO where it registers stock under the Securities Act for sale to the public in an underwritten offering; and conducting a reverse merger with a shell company that is already registered under the Exchange Act. Shell mergers have historically met with considerable skepticism as a “back door” method for registering penny stocks. In recent years, however, shell mergers have become a more prevalent and widely accepted alternative for companies that have more than $10 million in assets but do not have at least 500 stockholders or qualify for an IPO.

A private company that wants to conduct an IPO must register the proposed offering under the Securities Act and then sell its stock in a public offering. The IPO process is costly and time consuming, but it can be a very effective way for a private company to raise substantial new capital. Over the last decade, IPO’s have become increasingly costly and the market has become increasingly selective. While IPOs in the $10 to $25 million range were once commonplace, they are now a rarity. As a result, many companies that would have been reasonable IPO candidates in the past have found themselves excluded from the IPO market because they cannot attract or effectively deploy at least $100 million in new capital.

The basic premise of a shell transaction is that an adequately financed private company can combine with a shell company and the resulting enterprise will have both the business attributes of the private company and the public company attributes of the shell company. While shell transactions are also costly and time consuming, they are not a particularly effective way to raise new capital. Accordingly, most well structured reverse mergers are either preceded or followed by one or more institutional private placements that are generically classified as private investment in public equity, or “PIPE” transactions. In addition to financing, some of the more common business reasons that private companies engage in reverse mergers include:

•	Providing an exit mechanism for owners that want to retire or implement a succession plan;

•	Providing an exit mechanism for current or potential investors who require a measure of liquidity;

•	Establishing a market value in preparation for a planned expansion that will require additional capital;

•	Increasing total stockholder value by transforming a private company into a public company;

•	Creating an “alternative currency” (i.e. publicly traded shares) that can be used for acquisitions; and

•	Facilitating equity-based compensation for employees.

We believe an IPO is preferable if a private company can attract and effectively deploy a minimum of $100 million in new capital. But where a well-financed private company wants to go public for reasons other than a current need for capital, we believe it is important for the management and stockholders to carefully consider the pros and cons of each alternative. The following table highlights the principal differences we believe management and stockholders of a private company may want to consider before deciding between an IPO and a shell transaction.

Characteristics of IPO market	Characteristics of shell market

An IPO generates substantial cash, significantly dilutes the ownership interest of insiders and usually increases the book value per share of a company’s stock.	Shell transactions do not generate substantial cash, significantly dilute the ownership interest of insiders or increase the book value of a company’s stock.

The IPO market can be “trendy,” and if a company is not in a “hot” industry it can be difficult to conduct an IPO.	The shell market is less sensitive to market trends and is available to a broader class of companies.

Secondary markets develop rapidly, are generally liquid and there is usually a good balance between sellers and buyers.	Secondary markets develop slowly, liquidity is often a problem and supply and demand imbalances are not uncommon.

The IPO market is sensitive to market conditions and IPOs are frequently aborted or delayed at a late stage.	The shell market is less sensitive to market conditions and there is less risk of an eleventh hour delay.

Because of the competition and due diligence associated with the IPO process, companies that complete an IPO are usually perceived as more substantial and credible.	Companies that effect shell transactions are generally viewed with skepticism for an extended period of time.

Overview of shell transactions

SEC regulations generally define the term “shell company” to include any company that has registered its stock under the Exchange Act and:

•	Has no substantial operations; and

•	Has no substantial assets; or

•	Has substantial assets that are principally held in cash and cash equivalents.

Implicit in the definition is the existence of shares in the hands of the general public that can be lawfully resold by current stockholders without further registration under the Securities Act. In general, the SEC’s definition of the term “shell company” is broad enough to include:

•	Newly-formed special acquisition companies, or “SPACs” that conduct large IPOs for the purpose of raising an unallocated capital pool that can be used to purchase assets or companies;

•	Unsuccessful public companies that have no substantial remaining assets;

•	Companies that voluntarily register their securities under the Exchange Act but have no clear business plans, no substantial stockholder base and no substantial assets;

•	Blank check companies like ours that conduct registered stock offerings under Rule 419; and

•	Reporting companies that have specific business plans but otherwise fall within the definition.

In addition, other acquisition-oriented companies that are not registered with the SEC are often referred to as shell companies. We will compete with a wide variety of entities that have a business plan similar to ours. Because of the intense competition among acquisition-oriented companies, there is no assurance that we will be able to compete effectively for an attractive acquisition.

Types of shell companies. While the SEC’s definition of the term shell company is broad, shell companies are not fungible commodities and each type of shell has its own characteristics, strengths and weaknesses. In cases where a target can effectively use substantial amounts of new capital or the target’s shareholders want to sell their interest in an enterprise, a SPAC is usually the best alternative. In cases where management is willing to accept the risks of an entity that previously operated another business, an unsuccessful public company may be an acceptable alternative. In cases where management wants to retain control and is unwilling to accept the risks associated with the operation of a public company that previously operated an unrelated business, a blank check company like ours may be the best choice.

SPACs distinguished. Since January 2005, a total of 142 SPACs have registered IPOs and raised capital pools that range from $18 million to $900 million. While the original SPACs raised relatively small amounts of capital and could consider smaller companies, the average IPO size in the SPAC market has grown rapidly.

•	In 2005, the average IPO size of 28 new SPACs was $75.8 million;

•	In 2006, the average IPO size of 36 new SPACs was $85.5 million;

•	In 2007, the average IPO size of 66 new SPACs was $167 million;

•	In the first three months of 2008, the average IPO size of 12 new SPACs was $271.2 million; and

•	The average proposed IPO size of 63 pending SPAC registration statements that have been filed or amended since January 1, 2008 is $205.6 million.

Under the circumstances, we believe that most of today’s SPACs can only consider companies that would otherwise typically be suitable IPO candidates. While SPACs share the same general business goals with our company, their approach is markedly different. SPACs are designed to serve as acquisition vehicles for businesses that need and can effectively use a large capital infusion and they typically focus on companies where the existing management team is willing to cede control to a new management team. Our company, in contrast, is designed to help adequately financed smaller companies make the transition from private to public ownership while leaving control in the hands of current management.

Our company distinguished. The principal factors that distinguish our blank check company from all other classes of public shell companies include:

Control Status	Our structure is designed to leave up to 95% of the post-acquisition company’s shares in the hands of the target’s current shareholders to minimize their potential dilution.

Securities Act Registration
We have registered the acquisition shares under the Securities Act and our target’s unaffiliated shareholders will have the same rights to sell shares after an acquisition as our unaffiliated shareholders. We are not aware of any other public shell that can offer a reasonable prospect of short-term liquidity to a target’s minority shareholders.

No Material Assets
We believe a suitable target should be able to arrange its own financing on better terms than we could. By limiting our asset base to the bare minimum required for our planned activities, we can offer the advantages of a fully registered public shell while avoiding the significant risk premiums that SPACs and other moneyed shells typically demand.

No Potential Liabilities
Since we have not engaged in any prior operations and our founders are the only people who invested money in our business, we believe the potential for third party liabilities is minimized, whether such liabilities arise from Securities Act claims, contract claims, tort claims, environmental claims or other statutory and common law liabilities.

Simple Due Diligence
Since our company was organized for the sole purpose of acting as a blank check shell, our documentary history is simple and substantially all of our corporate activities have been and will be documented in our SEC filings.

Contemporaneous Market Listing
Private companies that are considering shell transactions typically view trading status as a key factor because many companies have encountered problems in getting a market listing after a shell merger. Since our stock cannot trade until we close an acquisition, we believe the national securities exchanges are likely to apply the same standards they would in connection with an IPO and process a listing application while the SEC is reviewing the post-effective amendment for our reconfirmation offering.

Broad and Even Stock Distribution
Our structure is designed to create several hundred round lot stockholders and provide an even distribution. We believe this structure will help targets avoid problems that frequently arise when a small number of individuals hold large blocks of stock. Unlike many public shells, target companies can have a high degree of confidence that our shareholder lists are accurate and our shares are widely and optimally dispersed.

Inherent Structural Flexibility
Since Rule 419 requires that we conduct a reconfirmation offering before closing an acquisition, we will have a greater capacity to implement the kind of structural changes that are frequently required in shell transactions, including:

•     Implementing a name change;

•     Simplifying pre- and post-transaction PIPE financing;

•     Accommodating a target’s desires with respect to forward or reverse stock splits;

•     Adjusting the percentage interests of various transaction participants;

•     Implementing appropriate equity compensation plans;

•     Implementing lock-up, dribble out or other trading restrictions;

•     Ceding control to a board and management team selected by the target; and

•     A range of other details that might be constrained in other shell transactions.

As a blank check company, we cannot predict the specific changes that a target might require in connection with an acquisition transaction. However, all required structural changes will be fully disclosed in our reconfirmation offering prospectus.

In developing a structure for our blank check company, we have endeavored to maximize our advantages and minimize our disadvantages. Therefore, we believe our blank check company will enjoy a strong competitive position when compared with other available public shells. We can provide you no assurances, however, that potential targets will find our structure more desirable than competitive shells.

We do not intend to compete for targets that are too small to meet the quantitative listing standards of a National Securities Exchange or sufficiently large that they can effectively deploy substantial additional capital. Instead we intend to focus on “gap companies” that are too substantial to assume the risk of unsuccessful public company and not large enough to attract a SPAC.

Selecting a Target

Three of our founders are practicing attorneys who represent or have represented a variety of clients that may be interested in an evaluating a potential transaction with our company. While are free to consider proposals from companies that have preexisting relationships with one or more of our founders, we have not engaged in discussions with any potential targets that might give rise to material conflicts of interest. We believe a variety of independent sources including attorneys, broker-dealers, investment bankers and venture capitalists are likely to bring potential targets to our attention. Such introductions may result in either solicited or unsolicited merger proposals. We have not engaged any agents or other representatives for the purpose of identifying potential targets and we will not enter into exclusive relationships with professionals that specialize in business acquisitions. However, we may agree to work with such professionals on a non-exclusive basis.

In evaluating potential targets, our officers will ordinarily consider the following factors, among others:

•	The target’s liquidity, financial condition and results of operation;

•	The target’s growth potential and future capital requirements;

•	The nature, competitive position and market potential of the target’s products, processes or services;

•	The relative strengths and weaknesses of the target’s intellectual property protection;

•	The education, experience and abilities of the target’s management and key personnel;

•	The regulatory environment within the target’s industry; and

•	The market performance of the equity securities of similar public companies in the target’s industry.

The foregoing is not an exhaustive list of the factors we may consider in our evaluation of potential targets. We will also consider other factors that our officers deem relevant under the circumstances. In evaluating a potential target, we intend to conduct a due diligence investigation that will include, among other things, meetings with management and key staff, inspections of properties and facilities, reviews of material contracts, financial statements and projections, and any other matters that we believe are relevant under the circumstances.

The time, effort and expense required to evaluate a target and negotiate an acquisition cannot be predicted with any degree of accuracy. We do not have any full-time employees. Our officers will volunteer their services based on an expectation that the prices they receive from the sale of founders’ shares will adequately compensate them for their investments of time and money. Since our officers are not employees, they are not required to devote any specific amount of time to our business. If our officers do not devote adequate time to investigation, due diligence and negotiations, we may be unable to identify a suitable target, negotiate an acquisition and comply with Rule 419 in a timely manner.

Limited Ability to Evaluate Management

We intend to evaluate the management of a potential target when considering the desirability of a potential acquisition. We cannot assure you that our assessment will prove to be correct or that a target’s management will possess the particular skills, qualifications and abilities required to effectively manage a public company.

We may require the target to recruit additional personnel to supplement its current management team. We cannot assure you that a target will have the ability to recruit additional managers, or that any new management team members that are recruited will have the requisite skills, knowledge or experience.

While it is possible that one or more of our officers will have some continued involvement in the affairs of the post-acquisition company, it is unlikely that any of them will have ongoing executive or board level authority. While our officers have significant experience in a variety of industries, we cannot assure you that our officers will have sufficient experience or knowledge relating to the operations of a particular target. The prospectus we distribute in connection with our reconfirmation offering will include detailed information on the identity, education and work history of the officers, directors and key personnel of the target.

Valuation of Targets

Our board intends to rely on established metrics that are generally used in the financial community to determine the value of a target and negotiate the terms of an acquisition. Our board will ordinarily begin its evaluation of a target using the following objective factors, among others:

•	The target’s audited balance sheet and historical and projected revenues; and

•	The target’s historical and projected results of operations and cash flow.

In most cases, our board will also consider a variety of subjective factors that can have a positive or negative impact on valuation decisions, including:

•	Overall conditions in the target’s industry and the target’s competitive position within its industry;

•	The relative strengths and weaknesses of the target’s business development plans;

•	The market capitalization of similarly situated public companies; and

•	The relative strengths and weaknesses of the target, compared with similarly situated public companies.

Based on their analysis, our board will reach a conclusion concerning the fair market value of a target. It will then attempt to negotiate an acquisition that maximizes stockholder value. The board may retain independent experts to assist in the evaluation of a target but it is not required to do so.

The valuation of a potential target is an inherently subjective process that is subject to a substantial degree of risk and uncertainty. Our directors are not experts in investment banking or the evaluation of businesses. We can give you no assurance that our board will be able to accurately assess the fair market value of a particular target. We can give you no assurance that our officers will be able to negotiate an acquisition on terms that are advantageous to our stockholders. If an acquisition is concluded, we can give you no assurance that the our post-acquisition shares will ever achieve a market price that is in line with the value determined by our board of directors.

Business Diversification is Unlikely

Rule 419 will require us to conduct our reconfirmation offering as soon as we negotiate a transaction where the fair value of the business or assets to be acquired exceeds 80% of the estimated value of the maximum number of shares included in our registration statement, or $1,168,000. Since we plan to issue acquisition shares for the stock or assets of a target, any material acquisition is almost certain to result in a change in control.

We will probably not be able to diversify our operations or benefit from the spreading of risks or offsetting of losses. We will probably be dependent upon the development or market acceptance of a single or limited number of products, processes or services. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our future business. Accordingly, there is no assurance that our future operations will be commercially viable.

Structuring an acquisition

Our registration statement includes 13,000,000 acquisition shares that we may issue to acquire a suitable target and 1,250,000 founders’ shares that our officers may resell to owners of a target and other participants in the acquisition. Our officers may not sell founders’ shares for a price per share that exceeds the book value per share we receive in exchange for acquisition shares. Accordingly, the prices our officers receive for the founders’ shares are likely to represent a significant discount from the last price a target received in connection with any previous private placements of its shares. The terms of all transactions that involve the issuance of acquisition shares or the resale of founders’ shares will be disclosed in the prospectus for our reconfirmation offering. Within the foregoing limits and subject to the applicable reconfirmation offering disclosure requirements, our officers will have unlimited flexibility to structure an acquisition and establish terms for the sale of their founders’ shares.

We believe the most likely acquisition structure will involve a “reverse takeover” where we issue acquisition shares in exchange for the assets or outstanding stock of the target. Upon the completion of a reverse takeover, we expect that the former stockholders of the target will likely own a substantial majority of our outstanding shares. Since the ongoing costs and expenses associated with Exchange Act reporting can be a significant burden for a small to medium sized company, we believe that larger established companies are better suited to shell transactions than small entrepreneurial companies. Moreover, a substantial transaction will be required to meet the minimum listing standards of a national securities exchange. The following tables summarize, for illustrative purposes only, the quantitative listing requirements for two prominent national securities exchanges.

Amex listing standards. The following table summarizes the quantitative listing standards for companies that want to list their securities on the American Stock Exchange:

	Standard 1	Standard 2	Standard 3	Standard 4
Operating history	N/A	2 years	N/A	N/A
Shareholders’ equity	$4,000,000	$4,000,000	$4,000,000	N/A
Pretax income in last year or two of				N/A
three most recent years	$750,000	N/A	N/A	N/A
Total Market capitalization	N/A	N/A	$50,000,000	$75,000,000	or
Total Assets				$75,000,000	and
Total Revenue				$75,000,000
Minimum price	$3.00	$3.00	$2.00	$3.00
Market value of public float	$3,000,000	$15,000,000	$15,000,000	$20,000,000
Corporate governance	Yes	Yes	Yes	Yes

An Amex listing generally requires 800 public stockholders with 500,000 publicly held shares; 400 public stockholders with 1 million publicly held shares; or 400 public stockholders with 500,000 publicly held shares if the average trading volume has been at least 2,000 shares per day for last 6 months.

Nasdaq listing standards. The following table summarizes the quantitative listing standards for companies that want to obtain quotations for their securities on The Nasdaq Capital Market:

	Standard 1	Standard 2	Standard 3
Stockholders’ equity	$5,000,000	$4,000,000	$4,000,000
Market value of publicly held shares	$15,000,000	15,000,000	$5,000,000
Operating history	2 years	N/A	N/A
Market value of listed securities	N/A	$50,000,000	N/A
Net income in two of three most recent years	N/A	N/A	$750,000
Publicly held shares	1,000,000	1,000,000	1,000,000
Bid price	$4.00	$4.00	$4.00
Shareholders (round lot holders)	300	300	300
Market makers	3	3	3
Corporate governance	Yes	Yes	Yes

We expect to have 504 round lot stockholders when the gift share distribution is completed; however this number is likely to decline in connection with our reconfirmation offering. We will endeavor to negotiate a transaction with a target that has sufficient operating history, stockholders’ equity and net income to satisfy the applicable quantitative listing standards. There are also several qualitative standards primarily relating to corporate governance and other matters. In connection with an acquisition, a target will probably ask us to change our name and may ask us to implement a forward or reverse split or otherwise change our capital structure to facilitate the target’s planned expansion or future financing activities. We are likely to agree to reasonable acquisition conditions proposed by a target.

There is no assurance that we will be able to negotiate an acquisition of a target that has sufficient operating history, stockholders’ equity and net income to satisfy the applicable listing standards of a national securities exchange. Even if the quantitative standards are met, a national securities exchange may require us to establish a trading history before considering a listing application. Therefore, the our shares may have to begin trading on the OTC Bulletin Board or the Pink Sheets, and the post-acquisition company may be required to wait to apply for a listing on a national securities exchange until all applicable listing standards are met. Under the circumstances, there is no assurance the post-acquisition company’s shares will ever qualify for listing on a national securities exchange.

No Right to Approve Specific Terms

We do not intend to provide information to our stockholders regarding our evaluation of potential targets or the progress of negotiations. Our officers will have the necessary executive and equity voting power to unilaterally approve all corporate actions until we close an acquisition. As a result, gift share donees will have no effective voice in decisions made by management and will be entirely dependent on management’s judgment in the selection of a target and the negotiation of the specific terms of an acquisition.

Under Delaware law, the stockholders of a corporation are not entitled to vote with respect to a stock issuance transaction that does not involve a statutory merger, even if the transaction will result in a change in control. We are likely to structure an acquisition as an exchange of stock in our company for the assets or outstanding stock of a target. Since we do not intend to conduct a statutory merger with a target, we do not intend to seek prior stockholder approval of the terms of a proposed acquisition.

Rule 419 will not give stockholders voting rights that they do not otherwise possess under Delaware law. If we successfully negotiate an acquisition, the transaction will be presented to our stockholders as an integrated whole. Each gift share donee will then be required to make an independent decision about whether he wants to remain a stockholder. If a donee does not approve our reconfirmation offering in writing, Rule 419 requires us to treat the failure to act as a rejection of our reconfirmation offering. If the requisite percentage of donees does not reconfirm their subscriptions in writing, we will not close a proposed acquisition.

Rule 419 does not require that a specific percentage of the gift share donees accept our reconfirmation offering. Instead, Rule 419 leaves that issue to negotiations between our company and the target. If the terms of our reconfirmation offering establish a relatively low reconfirmation threshold, gift share donees will not necessarily be able to rely on the collective business judgment others in making their decisions.

We will endeavor to structure an acquisition so as to achieve the most favorable tax treatment to the target and the stockholders of both companies. We cannot assure you, however, that the Internal Revenue Service or any state tax authority will agree with our tax treatment of the acquisition.

Competition

We expect to encounter intense competition from SPACs and other entities that have similar business objectives. Some potential competitors have significant resources that will be available for use following an acquisition. Others have outstanding warrants that can be expected to generate substantial cash for future operations. In addition, many of our potential competitors possess more experienced management teams and have greater technical, human and other resources than we do. The inherent limitations on our competitive position may give others an advantage in pursuing the acquisition of a particular target. Further, our obligation to file a post-effective amendment and conduct a reconfirmation offering will probably delay the completion of an acquisition. This additional regulatory step may be viewed as a competitive disadvantage in negotiations with potential targets.

Finders’ Fees

If our company or our target agrees to pay cash finders’ fees, the payments will reduce the cash available for our future activities. If our company or our target agrees to pay stock-based finders’ fees, the share issuances will reduce the number of shares that would otherwise be available to the target’s current owners. Therefore, we believe our target should participate in all decisions respecting the payment of finders’ fees. We will not agree to pay any finder’s fees or similar compensation without the express consent of the target.

We will not pay finders’ fees, commissions or similar compensation to our founders or their affiliates. Neither our company nor our founders will pay any finders’ fees, commissions or similar compensation to persons who are not duly licensed broker-dealers without first obtaining an opinion of legal counsel that the payment of such fees is lawful under the circumstances.

The prospectus for our reconfirmation offering will disclose the terms of any agreements for the direct or indirect payment of finders’ fees, commissions or similar compensation by our company and/or our founders.

Facilities, Employees and Administration

We do not have any office facilities of our own and do not intend to establish separate office facilities until we complete an acquisition. We do not own any equipment and do not intend to purchase or lease any equipment until we complete an acquisition. Our president will provide certain facilities and administrative services for our company, and we will reimburse any direct out-of-pocket administrative costs she incurs on our behalf. We do not have an independent audit committee to review the reasonableness of our future expense reimbursements. If we require facilities or services that are beyond our president’s capabilities, they will be contracted for and paid by our company. We believe that the facilities and services to be provided by our president will be adequate for our needs until we complete an acquisition.

We do not have any employees. Our executive officers are not employees and they are not required to devote any specific amount of time to our business. We do not intend to hire any employees until we close an acquisition.

Periodic Reporting and Audited Financial Statements

Our common stock is registered under the Exchange Act and we are required to file annual and quarterly reports, proxy statements and other reports with the SEC before and after the acquisition. Rule 419(f)(1) will require us to furnish stockholders audited financial statements for the first full fiscal year of operations following the closing of an acquisition. Until we complete an acquisition, all registration statement amendments, reports and other filings we make with the SEC will be available on our corporate website at www.stirlingacquisition.com.

No Established Public Market

There has never been a public market for our shares. Even if we complete an acquisition, the post-acquisition company’s shares are not likely to qualify for an immediate listing on a national securities exchange. At present, the securities of public companies that do not qualify for listing on a national securities exchange are usually quoted on the OTC Bulletin Board or reported in the Pink Sheets. These markets are frequently illiquid and volatile.

We have not engaged in discussions or negotiations with potential market makers. We will not approach any market makers until an acquisition is completed. We will not take any steps to seek a listing for our shares until the stock certificates are released from the Rule 419 escrow. We do not intend to use consultants or advisors to negotiate with potential market makers or promote an active trading market. Our founders and their respective affiliates will not recommend, encourage or advise donees to open brokerage accounts with any broker-dealer. Donees will make their own decisions regarding whether to hold or sell their gift shares.

ITEM 1A — RISK FACTORS

Readers of this report on Form 10-K should consider carefully the following risk factors in evaluating our company and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the liquidation of our company.

Even if we negotiate and close a business combination, an active, sustained and stable public market for our shares may never develop.

Sally A. Fonner, our president, has previously served as an officer and director of several shell companies that effected acquisition transactions with private companies. Following each of these transactions, the post-acquisition company’s shares have only qualified for quotation on the OTC Bulletin Board, the markets have not been active, liquid or sustained and the market prices have been volatile. Even if we close an acquisition, an active, liquid, stable and sustained public market for our shares may never develop.

Our officers have previously registered two similar Rule 419 transactions that were not successful.

Transactions under Rule 419 are considerably more complex than transactions where a shell company that is not subject to Rule 419 acquires the assets or stock of an operating company. Our officers have previously registered two Rule 419 offerings that were not successful. Our officers’ experience in transactions involving shell companies that were not subject to Rule 419 may not be a fair indicator of their ability to complete a transaction that is subject to the requirements of Rule 419. There can be no assurance that we will identify a suitable target or negotiate and close an acquisition.

We will compete with a variety of SPACs, public shells and other entities that have a business plan similar to ours and it may be more difficult for us to do so.

The term “shell company” is broad enough to include SPACs that conduct IPOs for the purpose of raising a large capital pool that can be used to purchase assets or companies; unsuccessful public companies have no substantial assets; companies that have voluntarily registered their shares under the Exchange Act; blank check companies like ours; and other acquisition-oriented companies that are not registered with the SEC. We will compete with a variety of entities that have business plans similar to ours, including SPACs, which have the substantial financial resources that our company lacks and may be able to offer owners of targets immediate liquidity or provide specialized executive management expertise to targets. Because of the intense competition among shell companies, there is no assurance that we will be able to compete effectively, or negotiate, document and close a transaction before April 4, 2009. If we cannot negotiate and close a timely acquisition, our founders will unwind the gift share distribution and we will withdraw our registration statement. In that event, you will have no interest in our company.

Our business potential depends upon our ability to conduct adequate due diligence investigations and our limited financial resources or time pressures may increase the risk that we will truncate our due diligence or lower our target selection standards.

We do not intend to enter into an acquisition without performing an adequate due diligence investigation of our target. Since we do not have sufficient financial resources to conduct a thorough legal, business and accounting investigation, we plan to ask potential targets to pay our reasonable due diligence costs. If potential targets are not willing to pay our due diligence costs, we may be forced to limit our due diligence investigations to simple inquiries that can be paid for with our limited financial resources. If we cannot investigate a target, negotiate an acquisition, comply with the requirements of Rule 419 and close a transaction by April 4, 2009, our founders will suffer substantial losses. Financial constraints or time pressures will increase the risk that we will truncate our due diligence or lower our target selection standards. If we select an unsuitable target, the post-acquisition company may not be successful.

Stockholders will not be able to sell gift shares until we complete an acquisition.

All gift shares will be deposited in the Rule 419 escrow and held in trust until we negotiate an acquisition, comply with the requirements of Rule 419 and close the transaction. Stockholders will not be able to sell or transfer any gift shares until we have closed an acquisition and our stock certificates are released from the Rule 419 escrow.

Donees will be required to retain 100 shares for up to six months after we close an acquisition.

Donees and transferees will be required to retain 100 shares for a period of six months following the closing of an acquisition unless our shares are listed on a national securities exchange at an earlier date. A simple quotation on the OTC Bulletin Board will not satisfy this requirement. When our shares are released from escrow, each donee and transferee will receive two certificates; a certificate for 100 shares that will be imprinted with a restrictive legend and a second certificate for the remaining shares that will not be subject to any transfer restrictions. If and when our shares are listed on a national securities exchange, all restrictions on transfer will terminate.

We will not be able to sell additional securities until we complete an acquisition.

We will not be able to sell additional securities until we complete an acquisition. If we spend our available cash before we close a transaction, we may abandon our business and withdraw our registration statement.

Our founders expect the gift share distribution to significantly increase the value of their remaining shares, which means they will indirectly benefit from their gifts.

Upon completion of the gift share distribution we will be a publicly held blank check company that has over 500 round lot shareholders. Our founders believe this status will make our company attractive to potential targets and significantly increase the value of their remaining shares. If we successfully implement our business plan, our founders expect to realize substantial gains from the sale of 1,250,000 founders’ shares that have been included in our registration statement. They also expect to benefit from the eventual sale of 500,000 shares they will retain for investment. Therefore, our founders will indirectly benefit from their gifts.

Our reconfirmation offering will be a “take it or leave it” proposition.

We must conduct our reconfirmation offering when we negotiate an acquisition where the fair value of the target exceeds $1,168,000. If we negotiate an acquisition and file a post-effective amendment and our stockholders reject the terms of our reconfirmation offering, our founders will unwind the gift share distribution and we will withdraw our registration statement. Rule 419 only requires that our prospectus disclose the reconfirmation threshold negotiated by our company and a target. In the event that the threshold is not met and the gift share distribution is unwound, the donees will have no interest in our company. Therefore, our reconfirmation offering will be a “take it or leave it” proposition and your individual decision to accept the reconfirmation offering may be overruled by other donees who reject the reconfirmation offering or fail to respond.

We do not intend to comply with the corporate governance standards that apply to exchange listed issuers before we complete an acquisition.

Upon completion of the gift share distribution, our officers will own 87.5% of our voting stock and have both the executive power and voting control to approve all corporate actions without your consent. We do not have any independent directors or an audit committee to review related party transactions. We do not intend to comply with the corporate governance standards that apply to exchange listed issuers before we complete an acquisition and there can be no assurance that the post-acquisition company will fully comply with such standards after an acquisition.

The personal pecuniary interests of our executive officers may conflict with the interests of donees.

Our registration statement includes 1,250,000 shares that our founders may resell to the owners of a target and other third parties who are involved in an acquisition. Each of our founders is an officer of our company. While our founders cannot resell founders’ shares at a price that represents a premium to the book value per share we receive in exchange for acquisition shares, it is likely that an acquisition and the related sale of founders’ shares will result in the transfer of property to our company and the payment of cash to our founders. Under those circumstances, the personal pecuniary interests of our founders may conflict with the interests of donees.

All our officers are engaged in other business activities and will face conflicts of interest in allocating their time among their various business affairs.

Our officers are not required to devote any specific amount of time to our business. Each of our officers is actively involved in other business activities and they will all face conflicts in allocating their time among their various business interests. Such conflicts may delay or prevent us from effecting an acquisition. In connection with a prior unsuccessful Rule 419 distribution, our officers resolved conflicting time demands by giving their other affairs priority. They would likely make the same choices today if they were faced with a similar factual scenario.

If we lose the services of our chief financial officer, we may be unable to pay the fees of other professionals.

John Petersen has agreed to serve as our chief financial officer, represent us in connection with an acquisition and assist in the preparation of the required post-effective amendment to our registration statement. Mr. Petersen will not receive any compensation from us in connection with these services, though he will have an interest in our success due to his share ownership. If Mr. Petersen is unavailable because of conflicting client demands or otherwise fails to provide needed services, we may be unable to retain other professionals to perform the work because we do not have sufficient resources to pay substantial professional fees.

We expect an acquisition to result in a change in control and our officers will not have any power to influence future decisions of the post-acquisition company.

We will issue up to 13,000,000 shares to acquire a target, and our founders may sell up to 1,250,000 founders’ shares in connection with an acquisition. Therefore we expect an acquisition to result in a change in control. After a change in control, the owners of the target will have the right to appoint their own management team and our current officers will not be able to influence future decisions. There is no assurance that we will be able to negotiate appropriate agreements relating to corporate governance, exchange listing, after-market support and similar matters in connection with an acquisition. There is no assurance that any terms we negotiate will be effective. If successor management does not implement appropriate corporate governance practices and devote sufficient resources to listing the post-acquisition company’s shares on a national securities exchange and developing and promoting a public market, you may be unable to sell our shares at any price.

We have registered the bulk of our outstanding shares and all of the shares we plan to issue, which may depress any eventual market price of our shares.

We have registered the bulk of our outstanding shares and all of the shares we plan to issue. If we close an acquisition, the substantial bulk of the shares held by donees, transferees and stockholders of the target who are not affiliates of the post-acquisition company will be eligible for resale. If a substantial number of shares are offered for sale at the same time, the market price is likely to decline and the decline may be permanent.

Our regulatory status may make an acquisition more complex and expensive.

Our entire public distribution has been registered on Form S-1, and the decision to use that form may make future compliance with the disclosure and reconfirmation requirements of Rule 419 more difficult. All of our future SEC filings must comply with the requirements of Regulations S-K and S-X, which can be more complex than their counterparts under Regulation S-B, which is available to smaller reporting companies. Therefore, the owners of a desirable target may decide that cost of regulatory compliance will make our company less desirable than a competing public shell.

There has never been a public market for our shares and such a market may never develop.

No market makers have expressed any interest in our company, and we do not intend to engage in discussions with potential market makers until we have negotiated an acquisition. There has never been a public market for our shares, and a market for the shares of the post-acquisition company may never develop. If an active public market does not develop, you may be unable to resell your shares at any price.

After completion of an acquisition, our shares may be subject to the SEC’s penny stock regulations, which would discourage brokers from effecting transactions in those shares.

SEC rule 3a51-1 defines a “penny stock” as any equity security that is not listed on a national securities exchange and has a bid price of less than $5 per share. Even if we complete an acquisition, there is no assurance that the penny stock rules will not apply to our shares. Before effecting an open market transaction that is subject to the penny stock rules, a broker-dealer must determine that the purchaser is a suitable investor; deliver certain disclosure materials to the purchaser and receive the purchaser’s written approval. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from buying penny stocks. Restrictions on the ability of broker-dealers to recommend our stock could make it more difficult for our stockholders to sell their shares, may decrease liquidity, adversely affect prevailing prices and make it difficult or impossible for you to use our shares as collateral.

Additional Risks for Owners of Potential Targets

A transaction with our company may not be less expensive than an IPO.

We do not have any substantial financial resources or meaningful access to additional financing. Our plan of operations assumes that our target will ultimately pay the costs and expenses of the lawyers and other professionals we retain to represent us in connection with an acquisition. We also believe targets will expend substantial sums for:

•	Our reasonable due diligence costs and expenses;

•	The fees of their lawyers and accountants who will bear primary responsibility for preparing the information that must be included in our post-effective amendment and the related prospectus;

•	The costs of preparing any additional registrations and applications necessary to facilitate the closing of an acquisition, comply with state law or facilitate the development of a trading market; and

•	The costs of preparing, filing and distributing regular reports under the Exchange Act, together with the specific reports required by Rule 419.

Accordingly, a transaction with our company may not be less expensive than an IPO. We believe that an IPO is usually a better alternative than a transaction with a public shell. If you have the ability to conduct an IPO, we encourage you to do so. If you are not in a position to conduct an IPO and you still want to be a public reporting company, you should be aware that the process of effecting a transaction with a public shell is difficult, expensive and subject to numerous substantial risks that will make it very difficult to develop an active, liquid, stable and sustained trading market for the post-acquisition company’s shares.

You should not consider a transaction with our company if you need additional capital or will require additional capital within 12 to 18 months.

A transaction with our company will not give you immediate access to the capital markets. You should not consider a transaction with our company if you need additional capital or expect to need additional capital within 12 to 18 months. Until the post-acquisition company has been active for a sufficient period of time to demonstrate credible operating performance, it will be very difficult, if not impossible, for the post-acquisition company to raise additional capital. You cannot assume that additional capital will ever be available.

If you enter into a transaction with our company, you will be subject to substantial restrictions and limitations under applicable SEC rules for a significant period of time.

The SEC has promulgated a series of special rules for private companies that enter into transactions with shell companies like ours that have no significant assets. If you enter into a transaction with our company, those rules will limit your ability to engage in certain activities and enjoy certain privileges for a significant period of time. For example, our company will be unable to register stock on Form S-8, which is typically used to register the offering and sale of shares pursuant to employee option plans, until 60 days after the closing of an acquisition. We will also be an “ineligible issuer” under the Securities Act for a period of three years after the closing of an acquisition, which means that we will not be able to use certain streamlined registration procedures, including those that permit the use of free writing prospectuses, permit incorporation by reference from other SEC filings, define safe harbors from “gun-jumping” rules and provide other benefits to “well-known seasoned issuers.”

You should expect increased regulatory scrutiny and a high degree of skepticism from the financial community if you enter into a transaction with our company.

Blank check companies have been used as vehicles for fraud and manipulation in the penny stock market. Therefore, you should expect more regulatory scrutiny at the Federal and state level than you might otherwise encounter if you simply filed a registration statement for an IPO. Moreover, the financial community views shell transactions with a high degree of skepticism until the post-acquisition company has been active for a sufficient period of time to demonstrate credible operating performance. Increased regulatory scrutiny may increase your compliance costs and market skepticism may make it more difficult to establish and maintain an active, liquid, stable and sustained trading market for the post-acquisition company’s shares.

You should not consider a transaction with our company if you are seeking short-term investment liquidity for corporate insiders.

While the acquisition and founders’ shares have been registered under the Securities Act, all shares held by persons who are affiliates of the post-acquisition company will be classified as “restricted securities” that were issued on the closing date of the acquisition. These shares will not be eligible for resale for a period of one year from the closing date unless the resale is registered under the Securities Act. Even after one year, shares held by affiliates will be subject to volume and manner of sale restrictions unless they are separately registered. You should not consider a transaction with our company if you are seeking short-term investment liquidity for corporate insiders.

Our shares will not automatically qualify for an immediate listing on a national securities exchange, and unless successor management implements appropriate corporate governance practices, our shares may never qualify for such a listing.

Even if our company completes an acquisition that satisfies the public float, operating history, stockholders’ equity, net income and market capitalization standards for a national securities exchange, we must also comply with the applicable distribution, minimum price and corporate governance standards. Accordingly, our shares may have to begin trading on the OTC Bulletin Board or the Pink Sheets, and wait to apply for a national securities exchange listing until all of the applicable listing standards have been satisfied. There can be no assurances that our shares will ever qualify for listing on a national securities exchange.

The holders of gift shares are likely to be “sellers” and the availability of large quantities of gift shares may impede the development of a trading market or increase market volatility.

Gift share donees will have no money at risk in our company. If you enter into a transaction with us, donees are likely to be willing to sell gift shares at a price that is significantly less than the minimum price required for a national securities exchange listing. Therefore, the market may have to absorb a substantial number of outstanding gift shares before the prevailing market price stabilizes.

If the post-acquisition company is successful, there may not be enough shares available.

Our capital structure has been designed to facilitate the development of an orderly trading market. However, if the post-acquisition company is successful, the relatively small number of freely transferable shares may make it difficult to satisfy market demand. Our existing stockholders can be expected to maximize their personal benefit, and if substantial quantities of gift shares are withheld from the market, the resulting supply and demand imbalances could drive the market price of our shares to unsustainable levels.

Successor management will need to devote substantial time, effort and expense to developing and maintaining an active trading market.

Once an acquisition is completed, our founders do not plan to be actively involved in the post-acquisition company’s affairs. Our founders do not intend to participate in future fundraising activities, offer unsolicited advice on future management decisions, assist in the promotion of the post-acquisition company’s stock or exercise any other control or influence over the activities of successor management. Therefore, successor management will need to devote substantial time, effort and expense to developing and maintaining an active trading market. If successor management fails to devote adequate time and resources to that effort, any market that does develop is likely to be short-lived and volatile. If an active and liquid trading market does not develop, the market price for the post-acquisition company’s shares will decline and those price declines are likely to be permanent.

ITEM 2 — PROPERTIES

We do not have any material properties.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during the fourth quarter of 2007 or the first quarter of 2008.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities There has never been a market for our shares. Even if we complete an acquisition, the combined companies’ shares may not qualify for an immediate listing on a national securities exchange. At present, the securities of public companies that do not qualify for listing on a national securities exchange are either quoted on the OTC Bulletin Board or listed in the Pink Sheets. The markets for OTC Bulletin Board and Pink Sheet securities are frequently illiquid and volatile.

We have not engaged in discussions or negotiations with potential market makers. We will not approach any market makers until we identify a target, conduct a successful reconfirmation offering and close an acquisition. We will not use consultants or advisors to negotiate with potential market makers. Our officers and their respective affiliates will not recommend, encourage or advise donees to open brokerage accounts with any broker-dealer. Donees will have the exclusive authority to make their own decisions regarding whether to hold or sell their gift shares. We will not attempt to influence those decisions.

Holders Our founders have not yet completed the gift share distribution. At the date of this report on Form 10-K, our founders have agreed to give 224,000 shares of our common stock to 448 family members, friends and business associates selected by them. Upon completion of the gift share distribution, stock certificates will be issued in the names of the donees and promptly deposited in the Rule 419 escrow at Wells Fargo Bank.

Dividends We have never paid dividends on our common stock and we are not likely to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities In connection with the organization of our company, our founders bought 2,000,000 shares of common stock for $20,000 in cash, or $.01 per share, and paid $1,000 in organization costs on our behalf. These purchases were made pursuant to a negotiated pre-incorporation agreement between the founders. Since inception, our founders have contributed $36,344 of additional capital to our company. Upon completion of the gift share distribution, our founders will be required to contribute approximately $53,300 to bring our available cash and working capital balances up to $40,000. Our founders will not receive any additional shares in connection with their additional capital contributions. Until we complete an acquisition, our founders will be the only persons who have any money or property at risk in our business.

The sales of our shares to our founders were affected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each purchaser was an accredited investor who had sufficient knowledge or experience in business and financial matters that he was capable of evaluating the merits and risks of the investment. Each purchaser was an active participant in the negotiations that ultimately led to the organization and initial capitalization of our company. Each certificate evidencing such shares of Common Stock bears an appropriate restrictive legend and “stop transfer” orders are maintained on our stock transfer records. None of the sales to founders involved participation by an underwriter or a broker-dealer.

Purchases of Equity Securities We have never purchased any shares of our common stock and we are not likely to purchase any shares in the foreseeable future. Our founders have not repurchased any shares of our common stock and are not likely to do so in the foreseeable future.

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Matters” for information about our equity compensation plans.

ITEM 6 — SELECTED FINANCIAL DATA

Summary Statement of Operations Data

The following table presents summary information on our results of operations for the years ended December 31, 2007 and 2006, and the period from inception (December 28, 2006) through December 31, 2007. This data is qualified in its entirety by the financial statements included in this report on Form 10-K.

	Year Ended December 31,		Inception through
	2007	2006	December 31, 2007
Revenue	$—	$—	$—
Operating expenses	$3,777	$1,000	$4,777
Net income (loss)	$(3,777)	$(1,000)	$(4,777)
Net Income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Number of shares outstanding	2,000,000	2,000,000	2,000,000

Summary Balance Sheet Data

The following table presents summary information on our financial condition at December 31, 2007 and 2006. This data is qualified in its entirety by the financial statements included in this report on Form 10-K.

	As of December 31,
	2007	2006
Cash in banks	$3,236	$20,000
Other current assets	—	—
Deferred offering costs	62,615	—
Total assets	$65,851	$20,000

Total Liabilities	$31,488	—

Common stock	2,000	$2,000
Additional paid-in capital	37,140	19,000
Accumulated deficit	(4,777)	(1,000)
Total stockholders’ equity (deficit)	$34,363	$20,000

Total liabilities and stockholders’ equity (deficit)	$65,851	$20,000

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

During the year ended December 31, 206, we incurred $1,000 in organization costs, which were paid by one of our founders and accounted for as an additional capital contribution. During the year ended December 31, 2007 our efforts were focused on drafting our registration statement and planning our future activities. We incurred $3,777 in operating expenses during the year ended December 31, 2007.

We incurred approximately $62,615 in costs to register our offering. The only line item that represented more than 10% of our cumulative offering costs was $56,232 in legal fees. During the year ended December 31, 2007, our founders contributed $18,140 in additional capital to our company. During the first quarter of 2008, our founders made additional capital contributions of $18,194. Upon completion of the gift share distribution, our founders will be required to contribute $53,284 in additional capital in order to bring our cash and working capital balances up to $40,000, which we believe will be sufficient for our planned activities.

We have no obligation to reimburse any organization, operating and registration costs paid by our founders. In accordance with the requirements of SEC Staff Accounting Bulletin Topic 1B, all costs that are paid directly by our founders will be treated as additional capital contributions from the founders and the associated costs will be accounted for in accordance with our established accounting policies.

Plan of Operations After the capital contributions that our founders are required to make upon completion of the gift share distribution, we will have $40,000 in cash and working capital. We will use our available cash resources to pay the costs of operating our company, investigating potential targets, negotiating an acquisition and preparing a post-effective amendment to our registration statement. We will not pay any cash compensation to our officers, but we will reimburse any out-of-pocket costs they incur on our behalf.

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

Rule 419 will require us to unwind gift share distribution if we fail to identify a target, negotiate an acquisition, complete our reconfirmation offering and close the acquisition transaction before April 4, 2009. We believe our available cash resources will be adequate for our expected needs. Nevertheless, we may run out of money if our investigation of a potential target requires significant technical expertise, or we spend substantial funds investigating a potential target and then determine that the potential target is not suitable.

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

Contractual Obligations We have no long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Off-balance Sheet Arrangements We have no off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Substantially all of our resources consist of cash in banks and we are not subject to any of the market risks specified in Item 305 of Regulation S-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accountant on financial statements for the years ended December 31, 2007 and 2006	23

Balance Sheet as of December 31, 2007 and 2006	24

Statement of Operations for the years ended December 31, 2007 and 2006 and the period from December 28, 2006 (inception) through December 31, 2007.	26

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006	25

Statement of Cash Flow for the years ended December 31, 2007 and 2006 and the period from December 28, 2006 (inception) through December 31, 2007	27

Notes to Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors of
Stirling Acquisition Corporation

We have audited the accompanying balance sheet of Stirling Acquisition Corporation (a Delaware corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, changes in Stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and the period from inception (December 28, 2006) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stirling Acquisition Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 the period from inception (December 28, 2006) through December 31, 2007, in conformity with generally accepted accounting principles.

Michael F. Cronin, CPA

/s/ Michael F. Cronin

Orlando, Florida
March 28, 2008

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$3,236	$20,000
Other current assets	—	—
Total current assets	3,236	20,000

Deferred offering costs	62,615	—
Total assets	$65,851	$20,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$31,487	$—
Long-term debt	—	—
Total liabilities	$31,487	$—

Stockholders’ equity
Common stock, $0.001 par value:
50,000,000 shares authorized, 2,000,000 shares outstanding at December 31, 2006 and 2007	$2,000	$2,000
Preferred stock, $0.001 par value:
13,000,000 shares authorized, no shares outstanding at December 31, 2006 and 2007	—	—
Additional paid in capital	37,140	19,000
Deficit accumulated during development stage	(4,777)	(1,000)
Total stockholder’s equity	$34,363	$20,000

Total liabilities and equity	$65,851	$20,000

The accompanying notes are an integral part of this Balance Sheet.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During The
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Issuance of stock to founders for cash	2,000,000	$2,000	$18,000	$—	$20,000
Organization costs paid by founders	—	—	1,000	—	1,000
Net loss for year ended December 31, 2006	—	—	—	(1,000)	(1,000)

BALANCE, December 31, 2006	2,000,000	$2,000	$19,000	$(1,000)	$20,000

Offering costs paid by founders			14,000		14,000
Additional paid-in capital from founders			4,140		4,140
Net loss for year ended December 31, 2007	—	—	—	$(3,777)	$(3,777)

BALANCE, December 31, 2007	2,000,000	$2,000	$37,140	$(4,777)	$34,363

The accompanying notes are an integral part of this Statement of Changes in Stockholders’ Equity.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS

			December 28,2006
	Year Ended	Year Ended	(inception) through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenue	$—	$—	$—

Organization costs		1,000	1,000
General and administrative expenses	3,777	—	3,777
Total expenses	3,777	1,000	4,777

Deficit accumulated during development stage	$(3,777)	$(1,000)	$(4,777)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted number of common shares issued and outstanding during period	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of this Statement of Operations.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOW

			December 28,2006
	Year Ended	Year Ended	(inception) through
	December 31, 2007	December 31, 2006	December 31, 2007
Cash flows from operating activities
Deficit accumulated during development stage	$(3,777)	$(1,000)	$(4,777)
Changes in operating assets and liabilities:
Other current assets
Organization and offering costs paid by founders	14,000	1,000	15,000
Increase in accounts payable	31,487	—	31,487
Net cash used in operating activities	41,710	—	41,710

Cash flows from financing activities
Proceeds from sale of common stock to founders	—	20,000	20,000
Additional capital contributions from founders	4,140	—	4,140
Deferred offering costs	(62,615)	—	(62,615)
Net cash provided by financing activities	(58,475)	20,000	(38,475)

Net increase (decrease) in cash	(16,765)	20,000	3,245

Cash balance, beginning of period	20,000	—	—

Cash balance, end of period	$3,235	$20,000	$3,245

Supplemental disclosure of non-cash transactions involving direct payment of certain organization and offering costs by founders

Proceeds from direct payment of organization costs by founders	—	$1,000	$1,000
Proceeds from direct payment of offering costs by founders	$14,000	—	$14,000
Total non-cash transactions involving direct payments by affiliates	$14,000	$1,000	$15,000

The accompanying notes are an integral part of this Statement of Cash Flow

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS

1. Organization and Operations

Stirling Acquisition Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 28, 2006. In connection with the organization of the Company four executive officers purchased 2,000,000 shares of common stock for $20,000 in cash, or $.01 per share. The officers also paid $1,000 in organization costs, consisting principally of filing fees and registered agent fees. In total, the Company’s initial capital was $21,000.

The Company was organized for the primary purpose of conducting a public distribution of securities (the “Distribution”) and then effecting a merger, capital stock exchange or similar transaction (an “Acquisition”) with an unidentified privately held company (a “Target”). The Company’s principal business goal is to engage in an acquisition on terms that will give its stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership.

Since the Company has not yet identified Target, persons who acquire securities in connection with the Distribution will have virtually no substantive information available for advance consideration of any specific Target. The Company’s business strategy is also referred to as a “blind pool” because neither the management of the Company nor the persons who acquire securities in the Distribution know what the business of the Company will be.

The Company is currently in the development stage. All activity of the Company to date relates to its organization and financing activities.

The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company’s ability to commence operations is contingent upon completion of the Proposed Distribution described in Note 2.

2. Public Distribution of Securities

The Company has received an order of effectiveness for a Form S-1 registration statement under the Securities Act of 1933 that includes

•	250,000 presently issued and outstanding shares that the Company’s existing stockholders (“founders”) will transfer to a total of 500 donees selected by them;

•	1,250,000 presently issued and outstanding shares that the Company’s founders may offer to sell to the owners of a target and other participants in an acquisition; and

•	13,000,000 shares that the Company may issue in connection with an acquisition.

The distribution described in the registration statement is subject to and will be conducted in compliance with Securities and Exchange Commission Rule 419, which was adopted to strengthen the regulation of securities offered by “blank check” companies. Rule 419 defines a blank check company as a development stage company (a) that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) is proposing to issue a “penny stock.” For purposes of Rule 419, penny stocks include all shares that have a price of less than $5 per share and are not listed on a stock exchange.

The Company’s founders will distribute a combined total of 250,000 shares of common stock to individuals selected by them (“Donees”). Each Donee will receive 500 gift shares and will be subject to the resale restrictions described in the company’s prospectus. The founders will promptly deposit all gift shares in the Rule 419 escrow upon issuance. The stock on deposit in the Rule 419 escrow will be held in trust for the sole benefit of the Donees until the shares are either released from escrow or returned to the founders in compliance with Rule 419.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS

2. Distribution of Securities—continued

In connection with the Company’s reconfirmation offering, each Donee must approve the proposed acquisition in writing and elect to accept delivery of his gift shares. In the absence of an affirmative election by a Donee, the escrow agent will surrender the Donee’s stock certificates to the officer who made the original gift.

During the year ended December 31, 2007, the Company incurred $62,615 in costs associated with registering its common stock under the Securities Act and preparing for the Distribution. Since the Company’s pre-distribution capital needs are highly uncertain, its officers have agreed to contribute sufficient additional capital to pay all registration and pre-offering costs and ensure that the Company has a cash and working capital balance of $40,000 when they complete the gift share distribution. The founders contributed $34,363 in capital through December 31, 2007, contributed $18,194 in capital during the first quarter of 2007 and presently anticipate a total investment of approximately $106,000 in the Company

As a result of its limited resources, the Company will, in all likelihood, have the ability to affect only a single Acquisition. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business.

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

The Company may not qualify for listing on a national securities exchange after completion of an acquisition. In such an event, the Company’s common stock will be traded on the over-the-counter market. It is anticipated that the common stock will qualify for quotation on the OTC Bulletin Board; an inter-dealer automated quotation system for equity securities that are not included in Nasdaq. It is also anticipated that the company’s common stock will qualify for inclusion in the National Quotation Bureau “OTC Pink Sheets.” There can be no assurance that the liquidity and prices of the Company’s common stock in the secondary market will not be adversely affected.

There is no assurance that the Company will be able to affect an acquisition. If the Company is unable to close a transaction before April 4, 2009 (18 months from the effective date of its original registration statement), Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the founders. In that event, the Donees will receive nothing.

3. Summary of Significant Accounting Policies

Basis of Presentation: The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital and obtaining financing. We have not commenced our principal revenue producing activities.

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

Fiscal Year The Company’s fiscal year begins on January 1 and ends on December 31 of each year. The Company’s Statements of Operations and Cash Flow reflect all transactions that arose during the fiscal years ended December 31, 2007 and 2006, and all transactions that arose during the development period between inception (December 28, 2006) and December 31, 2007.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies—continued

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

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

During the year ended December 31, 2007, the Company’s founders paid $14,000 in legal fees associated with the preparation of the Company’s registration statement. While the Company’s founders paid all such costs from their personal funds, the legal fees have been accounted for as deferred offering costs.

Target Investigation Costs Target investigation costs will be carried as an asset until the Company negotiates an acquisition or abandons its efforts to acquire a particular target.

Net Income (Loss) Per Common Share The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The Company’s net income (loss) per common share has been calculated on the basis of 2,000,000 shares issued and outstanding at December 31, 2007 and 2006. There were no warrants or other stock purchase rights outstanding on either date.

Income Taxes Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

Stock Based Compensation Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On December 28, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

 STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies—continued

The company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies—continued

Warrant Derivative Liabilities The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Recent Accounting Pronouncements

In May 2006, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. The Company adopted SFAS No. 154 on January 1, 2007 with no expected material effect on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated SFAS 141(R) for the impact, if any, that it will have on its future consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

4. Capital Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. The Company’s Board of Director’s has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with an acquisition. Since the company expects to issue shares of common stock in connection with an acquisition, the ultimate ownership of the gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether an acquisition will ultimately result in dilution to donees.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2006 is unaudited)

4. Capital Stock—continued

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

5. Stockholders’ Equity

In connection with the incorporation of the Company, its founders paid $20,000 to purchase 2,000,000 shares of common stock at a price of $0.01 per share. Pursuant to an agreement among themselves, the Company’s founders are contractually obligated to contribute sufficient capital to pay the Company’s cumulative registration and operating costs and ensure that the Company has cash and working capital balances of at least $40,000 when the founders complete the planned gift share distribution. The company’s officers contributed $21,000 in capital during 2006 and $18,140 in additional capital during 2007. The Company presently believes its founders will be obligated to contribute a total of $106,000 to its capital.

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

7. Subsequent Events

During the first quarter of 2008, the company’s officers paid $18,194 of the balance due to the company’s lawyers and such payments have been recorded as an additional capital contribution.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2007, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our directors and executive officers.

Name	Age	Position
Sally A. Fonner	60	Chief executive officer, director
John L. Petersen, Esq.	56	Treasurer, chief financial officer, director
Mark R. Dolan, Esq.	57	Executive vice president, director
Rachel A. Fefer, Esq.	44	Secretary, director

The following is a brief account of the education and experience of our directors and executive officers.

Sally A. Fonner is a principal stockholder of our company and has served as president and a member of our board of directors since inception. Ms. Fonner will continue to serve as an officer and director until we complete an acquisition. Ms. Fonner is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Ms. Fonner graduated from Stephens University in 1969 with a Bachelor of Arts in Social Systems. After a stint in the private sector, she returned to further her education and earned her MBA degree from the Executive Program of the University of Illinois in 1979. During the past ten years Ms. Fonner has served as an officer and director and managed the business affairs of seven inactive and insolvent public companies. She arranged acquisitions for six of these companies and sold her interest in the seventh. The following table identifies the public shells that have been managed by Ms. Fonner during the last ten years and provides summary information on the time periods for which she served as an officer and director.

Company Name	Term as an officer	Term as a director
Tamboril Cigar Company	February to December 2003	February 2003 to February 2004
The Enchanted Village, Inc.	June 2002 to November 2003	June 2002 to December 2003
Yifan Communications, Inc.	March 2000 to July 2000	March 2000 to March 2001
Dupont Direct Financial Holdings, Inc.	June 1998 to April 1999	June 1998 to March 2000
Liberty Group Holdings, Inc.	March 1997 to November 1999	March 1997 to December 1999
eNote.com, Inc.	June 1998 to April 1999	June 1998 to November 1999
Telemetrix, Inc.	July 1997 to April 1999	July 1997 to April 1999

A more detailed description of Ms. Fonner’s prior activities as an officer and director of the identified public shells is set forth below. Ms. Fonner is not an officer, director or affiliate of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

John L. Petersen, Esq. is a principal stockholder of our company and has served as our treasurer and chief financial officer and as a member of our board of directors since inception. Mr. Petersen will continue to serve as an officer and director until we complete an acquisition. Mr. Petersen is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Mr. Petersen has been principally engaged in the practice of law for the last 27 years and has been a resident of Barberêche, Switzerland since January 1998. He is a member of the Texas Bar Association and practices in the areas of securities and corporate law where he focuses on the needs of entrepreneurial companies. Since April 1999, Mr. Petersen has been a partner in the law firm of Fefer Petersen & Cie, Barberêche, Switzerland. From January 1995 to April 1999, he was a self-employed solo practitioner in Houston and Barberêche, Switzerland. Mr. Petersen is a 1976 graduate of the College of Business Administration at Arizona State University and a 1979 graduate of the Notre Dame Law School. Mr. Petersen was admitted to the State Bar of Texas in May 1980 and received his license to practice as a Certified Public Accountant in March 1981. From February 2003 through January 2007, Mr. Petersen was an officer and director of Axion Power International, Inc., a public company that resulted from the acquisition of Axion Power Corporation by Tamboril Cigar Company. Mr. Petersen is not an officer, director or affiliate of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

Mark R. Dolan, Esq. is a principal stockholder of our company and has served as executive vice president and a member of our board of directors since inception. Mr. Dolan will continue to serve as an officer and director until we complete an acquisition. Mr. Dolan is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Mr. Dolan has been actively engaged in the practice of law for 20 years. He is a member of the Florida Bar Association and practices in the areas of corporate and intellectual property law, First Amendment law and commercial litigation. Mr. Dolan has been an employee of Mark R. Dolan, PA, St. Petersburg, Florida, since June 1998. Mr. Dolan is a 1983 graduate of the Wayne State University College of Law and a 1977 honors graduate of Michigan State University. Mr. Dolan is not an officer, director or affiliate of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

Rachel A. Fefer, Esq. is a principal stockholder of our company and has served as secretary and a member of our board of directors since inception. Ms. Fefer will continue to serve as an officer and director until we complete an acquisition. Ms. Fefer is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Ms. Fefer has been principally engaged in the practice of law for the last 18 years and has been a resident of Barberêche, Switzerland since April 1999. She is a member of the Texas Bar Association and practices in the areas of corporate law and commercial litigation. Ms. Fefer has been a partner in the law firm of Fefer Petersen & Cie since April 1999. From September 1997 to April 1999, Ms. Fefer was the sole employee of Rachel A. Fefer, PC, Houston, Texas. Previously, she worked for 9 years as an associate in the law firm of Fouts & Moore, LLP, Houston, Texas. Ms. Fefer is a 1988 Graduate of the University of Texas Law School and a 1985 graduate (magna cum laude) of the School of Computer Science at the University of North Texas. Ms. Fefer is not an officer, director or affiliate of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

John L. Petersen and Rachel A. Fefer are husband and wife.

Each of our directors and executive officers is a “promoter” of our company as that term is defined in Rule 12b-2 of the General Rules of the Securities and Exchange Commission promulgated under the Exchange Act.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors and officers, and will be given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our President, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found in the “Reports & Amendments” section of our website at www.stirlingacquisition.com. We intend to disclose any amendments or waivers of our Code of Business Conduct and Ethics on our website.

Potential Conflicts of Interest

Our officers and directors are not full time employees of our company and are actively involved in other business pursuits. They also intend to form additional blank check companies in the future that will have corporate structures and business plans that are similar or identical to ours. Accordingly, they may be subject to a variety of conflicts of interest. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests. Moreover, any future blank check companies that are organized by our officers and directors may compete with our company in the search for a suitable target.

In general, officers and directors of a Delaware corporation are obligated to act in a manner that is in, or not opposed to, the best interests of the stockholders. In particular, under the Delaware corporate opportunity doctrine, officers and directors are required to bring business opportunities to the attention of a corporation if:

•	The corporation could financially undertake the opportunity;

•	The opportunity is within the corporation’s line of business; and

•	It would be unfair to the corporation and the stockholders if the officers and directors failed to bring the opportunity to the attention of the corporation.

To minimize potential conflicts of interest arising from multiple corporate affiliations, our officers and directors will not ordinarily make affirmative decisions to allocate a particular business opportunity to a particular acquisition vehicle. Instead, they will provide the available due diligence information on all available acquisition vehicles to the potential target, and ask the potential target to make a final selection. There is no assurance that a potential target will conclude that our company is best suited to its needs or that an acquisition will ever occur.

In addition to the potential conflicts of interest arising from their other business activities, our officers and directors will be subject to other potential conflicts, including:

•	Each of our officers and directors is also an owner of founders’ shares that will be offered for sale to third parties in connection with an acquisition. Therefore, it is likely that:

•	An acquisition will result in a series of related transactions where our company receives property for the acquisition shares but our officers receive cash for their founders’ shares; and

•
Our officers may face a significant conflict of interest if the owners of two similarly situated targets offer different prices for the founders’ shares, or if the owners of a relatively weak target are willing to pay a higher price for the founders’ shares than the owners of a stronger target.

•	We do not have an audit committee to review related party transactions and we cannot assure you that any potential conflicts of interest would be resolved in favor of our stockholders.

Our officers and directors intend to comply with the requirements of Delaware law, and believe they can avoid most potential conflicts of interest. To the extent that a proposed transaction gives rise to an unavoidable conflict of interest, the existence of the conflict and the resolution thereof will be fully disclosed in the prospectus for our reconfirmation offering. If our officers and directors are subjected to an irreconcilable conflict of interest, they may elect to submit the issue for a vote of the disinterested stockholders, but they are not required to do so.

Prior Involvement in Shell Transactions

During the last five years, our officers have managed two public companies that were not successful in their original business activities and emerged from bankruptcy as public shells before our officers assumed control over their affairs. Summary information on these companies is set forth below.

The Enchanted Village, Inc. In June 2002, Ms. Fonner became the sole director of The Enchanted Village, Inc., a public company that was not successful in its original business and sought protection under Chapter 11 of the bankruptcy act in 1988. She subsequently purchased a controlling interest in the company for a combination of cash and services. Mr. Petersen also acquired a substantial interest in the company as partial compensation for services. In November 2003, Ms. Fonner and Mr. Petersen sold their interests in The Enchanted Village to an unrelated party. In connection with the sale, Ms. Fonner and Mr. Petersen received a total of $225,000 for their interests in the company. Ms. Fonner has not been involved in The Enchanted Village since she resigned as a director.

Axion Power International, Inc. In January 2003, Mr. Petersen and Ms. Fonner paid $100 to purchase control of Tamboril Cigar Company, a public company that was not successful in its original business and sought protection under Chapter 11 of the bankruptcy act in 2000. In February 2003, they became officers and directors of Tamboril and began their search for an acquisition. In December 2003, Tamboril acquired Axion Power Corporation in a transaction that was structured as a reverse takeover. Tamboril changed its name to Axion Power International, Inc. and is engaged in the development of a lead-carbon hybrid battery-supercapacitor that offers significant performance advantages over lead-acid technology. In connection with the Axion transaction, Mr. Petersen and Ms. Fonner sold the substantial bulk of their common stock to the inventors of the lead-carbon technology for $200,000; the original stockholders of Tamboril retained 608,200 shares (4.7%); Mr. Petersen and Ms. Fonner each retained 32,700 shares (0.25%); the former stockholders of Axion received 12,220,400 shares (94.8%); and Mr. Petersen and Ms. Fonner received 233,400 common stock purchase warrants in connection with the cancellation of $484,123 in debt. Ms. Fonner resigned as an officer on December 31, 2003 and resigned from the board of directors on February 2, 2004. Mr. Petersen served as an officer and director until January 2007. Axion presently trades in the over-the-counter market and transactions are reported in the OTC Pink Sheets under the trading symbol AXPW.

Prior to 2002, Ms. Fonner managed the affairs of five other public companies that were not successful in their original businesses and had ceased operations before Ms. Fonner assumed control over their affairs. These five companies ultimately became the shell company predecessors of Yifan Communications, Dupont Direct Financial Holdings, Liberty Group Holdings, eNote.com and Telemetrix Resource Group. In each of the earlier transactions, the post-acquisition company’s shares only qualified for quotation on the OTC Bulletin Board; the market price was highly volatile; and the market was not active, liquid, stable or sustained. Even if we are successful in our effort to identify a suitable acquisition and negotiate, document and close a transaction, there is no assurance that an active, liquid, stable and sustained public market for our post-acquisition shares will ever develop.

Prior Involvement in Rule 419 Transactions

Win or Lose Acquisition Corporation Our officers had substantially identical interests in and held substantially identical positions with Win or Lose Acquisition Corporation, a blank check company that was formed in December 2000 and completed two similar Rule 419 offerings in the summer of 2002 and the spring of 2004. Even though it distributed gift shares in connection with the first Rule 419 offering, Win or Lose did not complete an acquisition during the 18-month window specified in Rule 419. Accordingly, the offering was unwound and all gift shares were returned. After distributing gift shares in connection with a second Rule 419 offering, Win or Lose was again unable to complete an acquisition in the 18-month window specified in Rule 419. Accordingly, this second offering was unwound and all shares were returned. Win or Lose subsequently withdrew its registration under the Exchange Act and was liquidated.

Our officers’ experience with Win or Lose highlights one of the principal uncertainties inherent in our business plan. In both cases, events unrelated to the company have made it impossible to complete an acquisition during the 18-month window specified in Rule 419. Since transactions under Rule 419 are considerably more complex than other shell transactions. Our officers’ prior experience in simple shell transactions may not be a reliable indicator of their ability to complete an acquisition that is subject to the stringent requirements of Rule 419. Accordingly, there is no assurance that we will negotiate or close an acquisition.

Board Structure

Our board of directors may fix the number of directors by resolution, and the current board consists of four members. All of our current directors were elected in connection with the organization of our company. The terms of our current directors will expire on the date of our 2008 annual meeting of stockholders. We have not yet fixed a date for our 2008 annual meeting of stockholders and are not likely to do so unless we are able to negotiate a an acquisition agreement with a suitable target. Until we effect an acquisition, our current board members will have sufficient voting power to re-elect themselves as directors without the approval or consent of the other stockholders.

Corporate Governance

We do not currently comply with the corporate governance standards that would be required if our shares were listed on a national securities exchange. In particular, we do not have any independent directors; we have not created an audit committee to review related party transactions; we have not created a compensation committee; we have not created a nominating committee’ and except as required by Rule 419, we do not intend to require formal stockholder approval of a proposed acquisition.

In connection with the negotiation of an acquisition, we will endeavor to negotiate corporate governance requirements that comply with the applicable listing requirements of a national securities exchange. Nevertheless, the implementation of corporate governance practices is a matter that will likely fall within the authority of successor management, and there can be no assurance that any terms we are able to negotiate will be properly implemented. If successor management fails to implement appropriate corporate governance practices, the post-acquisition company’s shares will not qualify for a listing on those markets.

Indemnification of Officers and Directors

Our Certificate of Incorporation allows us to indemnify our officers and directors to the fullest extent permitted by Delaware law. The indemnification provisions are sufficiently broad to provide protection against monetary damages for breach or alleged breach of their duties as officers or directors, other than in cases of fraud or other willful misconduct. Our Certificate of Incorporation also provides that, subject to specific exclusions required under Delaware law, our directors will not have any personal liability to our company or our stockholders for monetary damages arising from a breach of fiduciary duty. Our bylaws require us to indemnify our officers and directors to the maximum extent permitted by Delaware law. In addition, our bylaws require us to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. The SEC believes the indemnification of directors, officers and control persons for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11 — EXECUTIVE COMPENSATION

We were incorporated on December 28, 2006 and did not pay any direct or indirect cash compensation to any of our officers or directors during the years ended December 31, 2007 and 2006. No cash compensation will be awarded to, earned by or paid to any officer or director for services rendered until we close an acquisition.

Our officers and directors may perform personal or professional services in connection with our investigation of potential targets. They may also perform personal or professional services in connection with the preparation of a post-effective amendment to our registration statement. To the extent that a target agrees to pay the costs of such services, our officers and directors may accept compensation from a target for personal or professional services rendered. Our resources may not be used to compensate our officers and directors for services and no target will be required to use the services of our officers and directors.

We reimburse our officers and directors for any out-of-pocket expenses they incur on our behalf. There is no limit on the amount of expense reimbursements and we do not have an independent audit committee to review the reasonableness of such expenses. A detailed accounting of all expense reimbursements and all compensation paid to our officers and directors by a target will be included in the prospectus for our reconfirmation offering.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The following table contains information on the ownership of our shares at the date of this report on Form 10-K. The table also presents two pro forma cases that give immediate effect to:

•	The completion of the gift share distribution; and

•	The issuance of 13,000,000 acquisition shares and the sale of 1,250,000 founders’ shares in connection with an acquisition.

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to the shares owned by them. The table provides information for each of our officers, directors and 5% stockholders; and for all our officers and directors as a group.

Name and Address	Before offering		After offering (1)		After combination (2)
of Beneficial Owner	Shares	Percent	Shares	Percent	Shares	Percent
John L. Petersen (3)(4)	1,000,000	50.00%	875,000	43.75%	250,000	1.67%
Rachel A. Fefer (3)(4)	1,000,000	50.00%	875,000	43.75%	250,000	1.67%
Sally A. Fonner (5)	500,000	25.00%	437,500	21.88%	125,000	0.83%
Mark R. Dolan (6)	500,000	25.00%	437,500	21.88%	125,000	0.83%
All Officers and Directors as a group (four persons)	2,000,000	100.00%	1,750,000	87.50%	500,000	3.33%

(1)	Gives effect to the distribution of 250,000 shares to donees.
(2)	Assumes that 1,250,000 founders’ shares will be sold to third parties that are involved in an acquisition.
(3)	Château de Barberêche, Switzerland 1783 Barberêche.
(4)
Mr. Petersen and Ms. Fefer are husband and wife; and numbers in the table include 500,000 shares held by Mr. Petersen and 500,000 shares held by Ms. Fefer. While each may be deemed to be the beneficial owner of shares held the other, Mr. Petersen and Ms. Fefer disclaim beneficial ownership of shares held by the other.

(5)	914 Curlew Road, Suite 403, Dunedin, Florida 34698.
(6)	2852 Twentieth Avenue North, St. Petersburg, Florida 33713.

Equity Compensation Plans Approved by Stockholders

Our founders adopted the 2006 Incentive Stock Plan at our organization meeting. Under the terms of the plan, we are authorized to grant incentive awards for a presently indeterminate number of shares that will be equal to the greater of 750,000 shares, or 10% of our outstanding common stock immediately after closing an acquisition. No incentive awards are outstanding at the date of this report on Form 10-K. No incentive awards may be granted until after the closing of an acquisition.

The plan provides for the grant of incentive awards to full-time employees, non-employee directors and consultants. Within the limits of the plan, the post-acquisition company will have absolute discretion in deciding who will receive awards and the terms of such awards. The plan authorizes the creation of incentive and/or non-qualified stock options, shares of restricted and/or phantom stock and stock bonuses. In addition, the plan will allow the post-acquisition company to grant cash bonuses payable when an employee is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

Upon completion of an acquisition, the post-acquisition company must appoint a committee to administer the plan. In general, the committee must consist two or more directors, each of whom is a “non-employee director” as defined in Rule 16b-3(b)(3). The committee will decide which employees will receive incentive awards, the type of award to be granted and the number of shares covered by the award. The committee will also determine the exercise prices, expiration dates and other features of awards. The committee will be authorized to interpret the terms of the plan and to adopt any administrative procedures it deems necessary. All decisions of the committee will be binding on all parties. The post-acquisition company will have the power to indemnify each committee member for good faith actions taken in connection with the administration of the plan.

The board of directors of the post-acquisition company may adopt administrative amendments to the plan without stockholder consent. The board may not, increase the number of shares subject to the plan; materially increase the benefits accruing to holders of incentive awards; or materially modify the eligibility requirements.

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	0	-	750,000 1,500,000	(minimum) (maximum)
Equity compensation plans not approved by security holders	0	-	0
Total	0	-	750,000 1,500,000	(minimum) (maximum)

Section 16(a) beneficial ownership reporting compliance

Based solely on our review of the reports on Forms 3, 4, and 5 that were filed by our officers during the year ended December 31, 2006, we have determined that John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a Form 3 to report their initial beneficial ownership of our shares. Our founders do not intend to file Form 4 to report their distributions of gift shares until the entire gift share distribution is completed. At the date of this report on Form 10-K, our founders have agreed to give a combined total of 224,000 gift shares to 448 family members, friends and business associates selected by them.

Except as set forth above, we are not aware of any director, officer or beneficial owner of more than 10% of any class of our equity securities that failed to file the forms required by Section 16(a) on a timely basis.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John L. Petersen is the author of our registration statement, which was substantially complete and reduced to a tangible medium of expression before our company was incorporated. Accordingly, the law firm of Fefer Petersen & Cie and its predecessor Petersen & Fefer has claimed copyright ownership with respect to our registration statement and the associated prospectus and exhibits. In addition, the law firm of Fefer Petersen & Cie and its predecessor Petersen & Fefer have filed two preliminary business processes patent applications (Nos. 10/404,202 published January 8, 2004 and 10/317,453 published July 17, 2003) relating to the legal structure of our Rule 419 offering and the associated contracts included in our registration statement.

The law firm of Fefer Petersen & Cie has granted our company a non-exclusive, royalty-free license that gives us the right to use their copyright, patent and other intellectual property rights for the purpose preparing our registration statement and certain derivative works, including our prospectus, future amendments to the registration statement, and our subsequent reports under the Exchange Act. The license includes the unrestricted right to reproduce and distribute copies of any of the foregoing documents to the extent required by law or permitted by established practice in the securities industry. All other intellectual property rights are reserved.

We have not paid Fefer Petersen & Cie in connection for the intellectual property license. Nevertheless, all parties believe that our attempt to implement the underlying business plan developed by Mr. Petersen may give rise to substantial indirect value by establishing the validity and proving the utility of a previously unproven legal structure. Fefer Petersen & Cie and our board of directors have determined that the license agreement represents a fair and reasonable exchange of intangible values.

Our officers contributed $21,000 in capital during 2006, $18,140 in additional capital during 2007, and $18,194 in additional capital during the first quarter of 2008. They presently plan to contribute approximately $53,300 in additional capital upon completion of the gift share distribution. We will not be obligated to reimburse these additional capital contributions and our officers will not receive additional shares with respect thereto.

All future transactions between us and any of our officers or their respective affiliates will be on terms that we believe are no less favorable than the terms that could have been negotiated with unaffiliated third parties. All related party transactions will require prior approval from a majority of our disinterested directors.

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees We were incorporated on December 28, 2006 and our only activity during 2006 related to the organization of our company. The aggregate fees billed to our company by Michael Cronin, CPA for the audit of our financial statements for the year ended December 31, 2006 and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2007 totaled $3,500. We were not billed any fees for tax preparation services in 2006 or 2007. We were not billed for any other services provided by Michael Cronin CPA in 2006 or 2007.

We have no independent directors and we have not created an audit committee to oversee our relationship with our independent registered public accountant or review related party transactions. We will endeavor to include corporate governance standards that comply with Amex and Nasdaq listing requirements in the definitive agreements for an acquisiton. Nevertheless, the implementation of such corporate governance standards is a matter that will fall within the exclusive authority of successor management and there can be no assurance that any standards we negotiate will be properly implemented.

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2007 and 2006

Balance Sheet as of December 31, 2007 and 2006

Statement of Operations for the years ended December 31, 2007 and 2006 and the period from December 28, 2006 (inception) through December 31, 2007.

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

Statement of Cash Flow for the years ended December 31, 2007 and 2006 and the period from December 28, 2006 (inception) through December 31, 2007

Notes to Financial Statements

(a)(2) The following is a list of the financial statement schedules filed as part of this report on Form 10-K.

None

(a)(3) The following is a list of the Exhibits filed as part of this report on Form 10-K:

3.1	Certificate of Incorporation of Registrant	(1)
3.2	By-laws of Registrant	(1)
4.1	Form of certificate evidencing shares of common stock	(2)
4.2	Form of Rule 419 Escrow Agreement between the Registrant and Wells Fargo Bank, N.A. as escrow agent	(2)
10.1	2006 Incentive Stock Plan of Stirling Acquisition Corporation	(1)
10.2	Intellectual Property License Agreement, effective as of May 7, 2007 between Fefer Petersen & Cie., Attorneys at Law and the Registrant	(1)
10.3	Agreement Among Founders, dated May 7, 2007, between John L. Petersen, Rachel A. Fefer, Sally A. Fonner and Mark R. Dolan	(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)	Exhibit 31.2
32.1	Statement of Chief Executive Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.1
32.2	Statement of Chief Financial Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.2
(1) Incorporated by reference to Registrant’s Form S-1 registration statement filed May 14, 2007
(2) Incorporated by reference to Amendment No 3 to Registrant’s Form S-1 registration statement filed August 2, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIRLING ACQUISITION CORPORATION

By	/s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
Date March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
(Principal Executive Officer)
Date March 31, 2008

By	/s/ John L. Petersen
John L. Petersen, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date March 31, 2008

By	/s/ Mark R. Dolan
Mark R. Dolan, Executive Vice President and Director
Date March 31, 2008

By	/s/ Rachel A. Fefer
Rachel A. Fefer, Secretary and Director
Date March 31, 2008