Form 10-Q
period 2008-03-31
STIRLING ACQUISITION CORP
filed 2008-05-20
CIK 1398783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 20, 2008

Common Stock, $0.001 Par Value	2,000,000 Shares

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 Audited
ASSETS
Current Assets:
Cash	$2,954	$3,236
Other current assets		—
Total current assets	2,954	3,236

Deferred offering costs	66,690	62,615
Total assets	$69,644	$65,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$42,726	$31,487
Long-term debt	—	—
Total liabilities	$42,726	$31,487

Stockholders’ equity
Common stock, $0.001 par value: 50,000,000 shares authorized, 2,000,000 shares outstanding at March 31, 2008 and December 31, 2007	$2,000	$2,000
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid in capital	37,140	37,140
Deficit accumulated during development stage	(12,222)	(4,777)
Total stockholder’s equity	$26,918	$34,363

Total liabilities and equity	$69,644	$65,851

The accompanying notes are an integral part of this Balance Sheet.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS

			December 28,2006
	Three Months Ended	Three Months Ended	(inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Organization costs			1,000
General and administrative expenses	7,445	—	11,222
Total expenses	7,445	—	12,222

Deficit accumulated during development stage	$(7,445)	—	$(12,222)

Net loss per common share	$(0.00)	$(0.00)	$(0.01)

Weighted number of common shares issued and outstanding during period	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of this Statement of Operations.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOW

			December 28,2006
	Three Months Ended	Three Months Ended	(inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Deficit accumulated during development stage	$(7,445)	$—	$(12,222)
Changes in operating assets and liabilities:
Other current assets	—	—
Organization and offering costs paid by founders	—	—	15,000
Increase in accounts payable	11,239	—	42,726
Net cash used in operating activities	3,794	—	45,504

Cash flows from financing activities
Proceeds from sale of common stock to founders	—	—	20,000
Additional capital contributions from founders	—	—	4,140
Deferred offering costs	(4,075)	—	(66,690)
Net cash provided by financing activities	(4,075)	—	(42,550)

Net increase (decrease) in cash	(281)	—	2,908

Cash balance, beginning of period	$3,236	$20,000	—

Cash balance, end of period	$2,954	$20,000	$2,908

Supplemental disclosure of non-cash transactions involving direct payment of certain costs by affiliates

Proceeds from direct payment of organization costs by affiliates	—	—	$1,000
Proceeds from direct payment of deferred offering costs by affiliates	—	—	$14,000
Total non-cash transactions involving direct payments by affiliates	—	—	$15,000

The accompanying notes are an integral part of this Statement of Cash Flow

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

1. Organization and Operations

Stirling Acquisition Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 28, 2006. In connection with the organization of the Company, four executive officers purchased 2,000,000 shares of common stock for $20,000 in cash, or $.01 per share. Additionally, the officers paid approximately $1,000 in organization costs, consisting principally of filing fees and registered agent fees. In total, the Company’s initial capital was $21,000.

The Company was organized for the primary purpose of conducting a public distribution of securities and then effecting a merger, capital stock exchange or similar acquisition transaction (an “Acquisition”) with an unidentified privately held company (a “Target”). The Company’s principal business goal is to engage in an Acquisition on terms that will give its stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

2. Public Distribution of Securities—continued

In connection with the Company’s reconfirmation offering, each Donee must approve the proposed acquisition in writing and elect to accept delivery of his gift shares. In the absence of an affirmative election by a Donee, the escrow agent will surrender the Donee’s stock certificates to the officer who made the original gift.

During the year ended December 31, 2007, the Company incurred $62,615 in costs associated with registering its common stock under the Securities Act and conducting the Distribution. During the three months ended March 31, 2008, the company incurred $4,057 in additional costs associated with the Distribution. Since the Company’s capital needs are highly uncertain, its officers have agreed to contribute sufficient additional capital to pay all costs incurred prior to the completion of the gift share distribution and ensure that the Company has a cash and working capital balance of $40,000 when they complete the gift share distribution. The founders presently anticipate a total investment of approximately $106,000 in the Company

As a result of its limited resources, the Company will, in all likelihood, have the ability to affect only a single Acquisition. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

3. Summary of Significant Accounting Policies—continued

Fiscal Year The Company’s fiscal year begins on January 1 and ends on December 31 of each year. The Company’s Statements of Operations and Cash Flow reflect all transactions that arose during the three-month periods ended March 31, 2008 and 2007, the fiscal year ended December 31, 2007, and the development period between inception (December 28, 2006) and March 31, 2008.

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

The Company’s net income (loss) per common share has been calculated on the basis of 2,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007. There were no warrants or other stock purchase rights outstanding on either date.

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

 STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

3. Summary of Significant Accounting Policies—continued

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

3. Summary of Significant Accounting Policies—continued

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

Warrant Derivative Liabilities The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

4. Capital Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common. The Company’s board of directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with an acquisition. Since the company expects to issue shares of common stock in connection with an acquisition, the ultimate ownership of the gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether an acquisition will ultimately result in dilution to gift share donees; however, management believes the possibility of significant dilution is very remote.

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

There were no stock options or other incentive awards outstanding at March 31, 2008 and no options or other awards may be granted until the Company closes an acquisition transaction.

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

During the year ended December 31, 2006, we incurred $1,000 in organization costs, which were paid by one of our founders and accounted for as an additional capital contribution. During the year ended December 31, 2007 our efforts were focused on drafting our registration statement and planning our future activities. We incurred $3,777 in operating expenses during the year ended December 31, 2007. We incurred $7,445 in operating expenses during the three months ended March 31, 2008, consisting principally of costs associated with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007.

From inception to date, we have incurred approximately $66,690 in costs to register our securities and conduct the gift share distribution. The only line item that represented more than 10% of our cumulative offering costs was $60,307 in legal fees. During the year ended December 31, 2007, our founders contributed $18,140 in additional capital to our company. Upon completion of the gift share distribution, our founders will be required to contribute approximately $80,000 in additional capital in order to bring our cash and working capital balances up to $40,000, which we believe will be sufficient for our planned activities.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2007, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A —	RISK FACTORS

Readers of this report on Form 10-Q should consider carefully the following risk factors in evaluating our company and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the liquidation of our company.

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

We have registered the bulk of our outstanding shares and all of the shares we plan to issue. If we are able to close an acquisition, the substantial bulk of the shares held by donees, transferees and stockholders of the target who are not affiliates of the post-acquisition company will be eligible for resale. If a substantial number of shares are offered for sale at the same time, the market price is likely to decline and the decline may be permanent.

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

Our registration statement was declared effective on October 5, 2007 and our founders promptly commenced the gift share distribution described in our prospectus. Concurrently our officers commenced their search for acquisition targets. The following table identifies each founder who intends to distribute gift shares to Donees in compliance with our prospectus and summarizes the progress of the gift share distribution as of March 31, 2008.

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

STIRLING ACQUISITION CORPORATION

/s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
Dated: May 20, 2008

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer
Dated: May 20, 2008