Form 10-Q
period 2008-06-30
STIRLING ACQUISITION CORP
filed 2008-08-14
CIK 1398783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 12, 2008

Common Stock, $0.001 Par Value	2,000,000 Shares

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$911	$3,236
Marketable securities at fair value	85,000	—
Other current assets	—	—
Total current assets	85,911	3,236

Deferred offering costs	89,111	62,615
Total assets	$175,022	$65,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$48,470	$31,487
Total liabilities	$48,470	$31,487

Stockholders’ equity
Common stock, $0.001 par value:
50,000,000 shares authorized, 2,000,000 shares outstanding
at June 30, 2008 and December 31, 2007	$2,000	$2,000
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares outstanding
at June 30, 2008 and December 31, 2007	—	—
Additional paid in capital	143,860	37,140
Other comprehensive income (loss)	(5,000)
Deficit accumulated during development stage	(14,308)	(4,777)
Total stockholder’s equity	$126,552	$34,363

Total liabilities and equity	$175,022	$65,851

The accompanying notes are an integral part of this Balance Sheet.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS

									December 28,2006
	Three Months Ended				Six Months Ended				(inception) through
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007		June 30, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$—		$—		$—		$—		$—

Organization costs									1,000
General and administrative expenses	2,086		3,595		9,531		3,595		13,308
Total expenses	2,086		3,595		9,531		3,595		14,308

Deficit accumulated during development stage	($2,086)		($3,595)		($9,531)		($3,595)		($14,308)

Net loss per common share	(nil	)	(nil	)	(nil	)	(nil	)	($0.01)

Weighted number of common shares
issued and outstanding during period	2,000,000		2,000,000		2,000,000		2,000,000		2,000,000

The accompanying notes are an integral part of this Statement of Operations.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOW

			December 28, 2006
	Six Months Ended		(inception) through
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Deficit accumulated during development stage	($9,531)	($3,595)	($13,113)
Changes in operating assets and liabilities:
Other current assets	—	—	—
Increase in accounts payable for operating activities	3,500	3,500	7,000
Net cash provided by (used in) operating activities	($6,031)	($95)	($7,308)

Cash flows from financing activities
Proceeds from sale of common stock to founders	—	—	$20,000
Additional capital contributions from founders	—	140	4,140
Costs paid by founders treated as capital contributions	$16,720	—	31,720
Increase in accounts payable for deferred offering costs	13,482	18,339	41,470
Increase in deferred offering costs	(26,496)	(18,439)	(89,111)
Net cash provided by financing activities	$3,706	$40	$8,219

Net increase (decrease) in cash	($2,325)	($55)	$911

Cash balance, beginning of period	$3,236	$20,000	—

Cash balance, end of period	$911	$19,945	$911

Supplemental disclosure of non-cash transactions with affiliates
Proceeds from payment of organization costs by affiliates	—	—	$1,000
Proceeds from payment of deferred offering costs by affiliates	$16,720	$14,000	$30,720
Contributions of marketable securities by affiliates	90,000	—	90,000
Unrealized gain (loss) on marketable securities	(5,000)	—	(5,000)
Total non-cash transactions with affiliates	$101,719	$14,000	$120,860

The accompanying notes are an integral part of this Statement of Cash Flow

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

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

2.    Public Distribution of Securities

The Company has received an order of effectiveness for a Form S-1 registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) that includes:

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

2.    Public Distribution of Securities—continued

In connection with the Company’s reconfirmation offering, each Donee must approve the proposed Acquisition in writing and elect to accept delivery of his gift shares. In the absence of an affirmative election by a Donee, the escrow agent will surrender the Donee’s stock certificates to the officer who made the original gift.

During the year ended December 31, 2007, the Company incurred $62,615 in costs associated with registering its common stock under the Securities Act and conducting the distribution. During the six months ended June 30, 2008, the company incurred $26,496 in additional costs associated with the distribution and commenced their search for a suitable Target. Since the Company’s capital needs are highly uncertain, its officers agreed to contribute sufficient additional capital to insure that the Company had cash and working capital balances of $40,000 upon completion of the distribution. During the second quarter ended June 30, 2008, the founders paid $16,720 of offering costs on the Company’s behalf and contributed $85,000 in marketable securities to augment the Company’s working capital. The founders believe the orderly liquidation of those securities will provide sufficient resources for the Company’s anticipated needs. To date, the founders have made a total investment of approximately $146,000 in the Company.

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

The Company may not qualify for listing on a national securities exchange after completion of an Acquisition. In such an event, the Company’s common stock will be traded on the over-the-counter market. It is anticipated that the common stock will qualify for quotation on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that are not included in Nasdaq. It is also anticipated that the Company’s common stock will qualify for inclusion in the National Quotation Bureau “OTC Pink Sheets.” There can be no assurance that the liquidity and prices of the Company’s common stock in the secondary market will not be adversely affected.

There is no assurance that the Company will be able to effect an Acquisition. If the Company is unable to close a transaction before April 4, 2009 (18 months from the effective date of its original registration statement), Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the founders. In that event, the Donees will receive nothing.

3.    Summary of Significant Accounting Policies

Basis of Presentation: The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital and obtaining financing. We have not commenced our principal revenue producing activities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

3.    Summary of Significant Accounting Policies—continued

Fiscal Year: The Company’s fiscal year begins on January 1 and ends on December 31 of each year. The Company’s Statements of Operations and Cash Flow reflect all transactions that arose during the three- and six-month periods ended June 30, 2008 and 2007, the fiscal year ended December 31, 2007, and development period between inception (December 28, 2006) and June 30, 2008.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Organization and Start-up Costs: During the period ended December 31, 2006, the Company’s founders incurred $1,000 in organization costs, which were paid by them from their personal funds and accounted for as start-up costs. In accordance with FASB Statement of Position 98-5, all organization and start-up costs were charged to expense on a current basis during the period ended December 31, 2006.

Deferred Offering Costs: Deferred offering costs, including general promotion and marketing costs will be carried as an asset until the Company completes a business combination or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital.

During the year ended December 31, 2007, the Company’s founders paid $14,000 in legal fees associated with the preparation of the Company’s registration statement. During the second quarter of 2008, they paid $16,720 costs associated amending the Company’s registration statement and commencing the search for a suitable Target. All cash outlays by the founders for the benefit of the Company have been accounted for as deferred offering costs.

Target Investigation Costs: Target investigation costs will be carried as an asset until the Company negotiates an Acquisition or abandons its efforts to acquire a particular Target.

Net Income (Loss) Per Common Share: The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The Company’s net income (loss) per common share has been calculated on the basis of 2,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007. There were no warrants or other stock purchase rights outstanding on either date.

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

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

Warrant Derivative Liabilities: The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. The Company has no outstanding warrants.

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

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

4.    Marketable Securities

During the second quarter of 2008, two of our founders, Sally Fonner and Mark Dolan, each contributed 25,000 shares of the common stock of Axion Power International, Inc. (OTCBB: AXPW) to the Company for purposes of augmenting its working capital. The orderly liquidation of these securities is expected to provide sufficient cash to pay the current balance of the Company’s accounts payable and provide its anticipated cash requirements. If necessary, the founders may make additional capital contributions in the future.

In accordance with the requirements of SFAS 159, marketable securities are reported on the balance sheet at market value determined as of the reporting date and any unrealized gains or losses on the marketable securities are reflected in other comprehensive income. During the second quarter of 2008, the Company had $5,000 in unrealized losses on marketable securities contributed by its founders.

5.    Capital Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common. The Company’s board of directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with an Acquisition. Since the company expects to issue shares of common stock in connection with an Acquisition, the ultimate ownership of the gift share Donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether an Acquisition will ultimately result in dilution to the gift share Donees; however, management believes the possibility of significant dilution is very remote.

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

6.    Stockholders’ Equity

In connection with the incorporation of the Company, its founders paid $20,000 to purchase 2,000,000 shares of common stock at a price of $0.01 per share. Pursuant to an agreement among themselves, the Company’s founders are contractually obligated to contribute sufficient capital to pay the Company’s cumulative registration and operating costs and ensure that the Company has cash and working capital balances of at least $40,000 when the founders complete the planned gift share distribution. The Company’s officers contributed $21,000 in capital during 2006 and $90,000 in additional capital during 2007. The Company believes its capital resources will be sufficient for its anticipated needs, however the founders may make additional capital contributions in the future.

The Company has no obligation to reimburse organization, operating and offering costs paid by its founders. In accordance with the requirements of SEC Staff Accounting Bulletin Topic 1B, all costs that are paid directly by the Company’s founders will be treated as additional capital contributions from the founders and the associated costs will be accounted for in accordance with the Company’s established accounting policies.

6.    Incentive Stock Plan

The Company’s 2006 Incentive Stock Plan was adopted and approved in connection with the organization of the Company. The common stock reserved for issuance under the plan will be the lesser of 750,000 shares, or 10% of the total number of shares outstanding after the closing of an Acquisition.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

6.    Incentive Stock Plan - continued

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

There were no stock options or other incentive awards outstanding at June 30, 2008 and no options or other awards may be granted until the Company closes an Acquisition transaction.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Financial Condition: Stirling Acquisition Corporation, which is referred to as “we,” “our,” “us” and the “Company,” was incorporated in Delaware on December 28, 2006. Our founders purchased 2 million shares of our common stock for an aggregate of $20,000, or $0.01 per share. Concurrently, founders agreed in writing to contribute sufficient capital to pay our cumulative registration and operating costs and ensure that we have cash and working capital balances of at least $40,000 after completion of the gift share distribution.

During the year ended December 31, 2006, we incurred $1,000 in organization costs, which were paid by one of our founders and accounted for as an additional capital contribution. During the year ended December 31, 2007 our efforts were focused on drafting our registration statement and planning our future activities. We incurred $3,777 in operating expenses during the year ended December 31, 2007. We incurred $2,086 in operating expenses during the three months ended June 30, 2008 and $9,531 in operating expenses during the six months ended June 30, 2008. Our operating expenses consist principally of costs associated with our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

From inception to date, we have incurred approximately $89,100 in costs to register our securities, conduct the gift share distribution and begin our search for a suitable Target. The only line items that represented more than 10% of our cumulative offering costs are $67,578 in legal fees and $11,350 in travel, promotion and general marketing costs associated with attendance at reverse merger industry events. During the year ended December 31, 2007, our founders contributed $39,140 in capital, including $15,000 in costs they paid on our behalf. During the second quarter ended June 30, 2008, our founders contributed $106,720 in additional capital, including $16,720 of costs they paid on our behalf. To date, the founders have made a total investment of approximately $146,000 in us.

We have no obligation to reimburse any capital contributed by our founders, whether in the form of direct payments to us or payments to others on our behalf. In accordance with the requirements of SEC Staff Accounting Bulletin Topic 1B, all costs that are paid directly by our founders will be treated as additional capital contributions from the founders and the associated costs will be accounted for in accordance with our established accounting policies.

Plan of Operations: At the date of this report, we have $37,441 in working capital and our founders believe the orderly liquidation of our marketable securities will provide sufficient cash resources to pay our current liabilities and provided for our anticipated cash requirements until we either identify a Target and begin preparations for our reconfirmation offering, or decide that we will be unable to conclude an acquisition within the 18-month period specified in Rule 419. We will use our available resources to pay the costs of operating our company, investigating potential Targets, negotiating an Acquisition and preparing a post-effective amendment to our registration statement. We will not compensate our officers in cash, but we may reimburse out-of-pocket costs they incur on our behalf.

We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential Target. We will also request that the Target pay the legal and accounting fees and other costs associated with the preparation of a post-effective amendment to our registration statement. There can be no assurance that a potential Target will be willing to pay the out-of-pocket costs we expect to incur in connection with our due diligence investigations and required filings under the Securities Act and Exchange Act.

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

The SEC’s integration and general solicitation doctrines will preclude future private placement transactions until we complete our reconfirmation offering and close an Acquisition. Therefore, we will be unable to obtain funds by selling additional securities. We have the corporate power to borrow money, but under our circumstances credit is not likely to be available. Our founders may, but have no duty or obligation to, loan our company money. If we spend our available cash and cannot obtain additional financing, we will be forced to abandon our business plan. In that event, Donees will have no interest in our company and our founders will incur substantial losses.

Contractual Obligations: We have no long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Off-balance Sheet Arrangements: We have no off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report for the period ended June 30, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. There were no changes to our internal controls during the three- or six-month periods ended June 30, 2008.

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

We have less than seven months to identify a target, comply with Rule 419 and complete an acquisition.

Rule 419 requires that we complete an acquisition within eighteen months from the effective date of our original registration statement, which means that we must identify a Target, complete our investigation of the Target’s business, negotiate transaction terms, file one or more amendments to our registration statement, conduct our Rule 419 reconfirmation offering and close the Acquisition by April 4, 2009. If we do not complete our Target evaluation and selection activities within the next 60 to 90 days, we are likely to unwind the gift share distribution and withdraw the acquisition and founders’ shares from registration.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

Our registration statement was declared effective on October 5, 2007 and our founders promptly commenced the gift share distribution described in our prospectus. Concurrently our officers commenced their search for acquisition Targets. The following table identifies each founder who intends to distribute gift shares to Donees in compliance with our prospectus and summarizes the progress of the gift share distribution as of August 12, 2008.

Name	Gift Shares to	Gift Shares Accepted	Number of
	be distributed	at August 12, 2008	Donees
John L. Petersen	62,500	62,500	125
Rachel A. Fefer	62,500	62,500	125
Sally Fonner	62,500	62,500	125
Mark Dolan	62,500	59,500	119
Total	250,000	247,000	494

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

STIRLING ACQUISITION CORPORATION

/s/ Mark R. Dolan
Mark R. Dolan, Chief Executive Officer
Dated: August 14, 2008

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer
Dated: August 14, 2008