Form 10-Q
period 2008-09-30
STIRLING ACQUISITION CORP
filed 2008-11-17
CIK 1398783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-52852

STIRLING ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8121663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1277 Bayshore Boulevard
Dunedin, Florida 34698
(Address of principal executive offices)

(727) 683-9573
(Registrant’s telephone number,
including area code)

914 Curlew Road, Suite 403
Dunedin, Florida 34698
(Former address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 12, 2008
Common Stock, $0.001 Par Value	2,000,000 Shares

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash	$1,011	$3,236
Marketable securities at fair value	81,750	—
Other current assets	—	—
Total current assets	82,761	3,236

Deferred offering costs	92,622	62,615
Total assets	$174,383	$65,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$54,220	$31,487
Total liabilities	$54,220	$31,487

Stockholders’ equity
Common stock, $0.001 par value:
50,000,000 shares authorized, 2,000,000 shares outstanding
at September 30, 2008 and December 31, 2007	$2,000	$2,000
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares outstanding
at September 30, 2008 and December 31, 2007	—	—
Additional paid in capital	143,860	37,140
Other comprehensive income (loss)	(8,250)
Deficit accumulated during development stage	(17,447)	(4,777)
Total stockholder’s equity	$120,163	$34,363

Total liabilities and equity	$174,383	$65,851

The accompanying notes are an integral part of this Balance Sheet.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		December 28,2006 (inception) through
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Organization costs					1,000
General and administrative expenses	3,139	149	12,670	3,744	16,447
Total expenses	3,139	149	12,670	3,744	17,447

Deficit accumulated during development stage	($3,139)	($149)	($12,670)	($3,744)	($17,447)

Net income (loss) per common share	($0.00)	($0.00)	($0.01)	($0.00)	($0.01)

Weighted number of common shares issued and outstanding during period	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of this Statement of Operations.

STIRLING ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOW

	Nine Months Ended September 30,		December 28, 2006 (inception) through
	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Deficit accumulated during development stage	($12,670)	($3,744)	($16,865)
Changes in operating assets and liabilities:
Other current assets
Increase in accounts payable for operating activities	10,376	3,500	13,876
Net cash provided by (used in) operating activities	(2,294)	(244)	(2,989)

Cash flows from financing activities
Proceeds from sale of common stock to founders			$20,000
Additional capital contributions from founders	—	$140	4,140
Costs paid by founders treated as capital contributions	$16,720	14,000	31,720
Increase in accounts payable for deferred offering costs	12,357	13,538	40,344
Increase in deferred offering costs	(29,007)	(44,527)	(91,622)
Net cash provided by financing activities	70	(16,849)	4,582

Net increase (decrease) in cash	($2,224)	($17,093)	$1,593

Cash balance, beginning of period	$3,236	$20,000	—

Cash balance, end of period	$1,012	$2,907	$1,593

Supplemental disclosure of non-cash transactions with affiliates
Proceeds from payment of organization costs by affiliates	—	—	$1,000
Proceeds from payment of deferred offering costs by affiliates	$16,720	$14,000	30,720
Contributions of marketable securities by affiliates	90,000	—	94,140
Unrealized gain (loss) on marketable securities	(8,250)	—	(8,250)
Total non-cash transactions with affiliates	$98,469	$14,000	$117,610

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

During the year ended December 31, 2007, the Company incurred $62,615 in costs associated with registering its common stock under the Securities Act and conducting the distribution. During the nine months ended September 30, 2008, the Company incurred $29,007 in additional costs associated with the distribution and commenced their search for a suitable Target. Since the Company’s capital needs are highly uncertain, its officers agreed to contribute sufficient additional capital to insure that the Company had cash and working capital balances of $40,000 upon completion of the distribution. During the nine months ended September 30, 2008, the founders paid $16,719 of offering costs on the Company’s behalf and contributed $90,000 in marketable securities to augment the Company’s working capital. The founders believe the orderly liquidation of those securities will provide sufficient resources for the Company’s anticipated needs. To date, the founders have made a total investment of approximately $146,000 in the Company.

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
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Information included in notes with respect to events occurring after December 31, 2007 is unaudited)

3. Summary of Significant Accounting Policies—continued

Fiscal Year: The Company’s fiscal year begins on January 1 and ends on December 31 of each year. The Company’s Statements of Operations and Cash Flow reflect all transactions that arose during the three- and nine-month periods ended September 30, 2008 and 2007, the fiscal year ended December 31, 2007, and development period between inception (December 28, 2006) and September 30, 2008.

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

Deferred Offering Costs: Deferred offering costs, including general promotion and marketing costs will be carried as an asset until the Company completes an Acquisition or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital.

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

The Company’s net income (loss) per common share has been calculated on the basis of 2,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007. There were no warrants or other stock purchase rights outstanding on either date.

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

In accordance with the requirements of SFAS 159, marketable securities are reported on the balance sheet at market value determined as of the reporting date and any unrealized gains or losses on the marketable securities are reflected in other comprehensive income. During the nine months ended September 30, 2008, the Company had $8,250 in unrealized losses on marketable securities contributed by its founders.

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

There were no stock options or other incentive awards outstanding at September 30, 2008 and no options or other awards may be granted until the Company closes an Acquisition transaction.

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

During the year ended December 31, 2006, we incurred $1,000 in organization costs, which were paid by one of our founders and accounted for as an additional capital contribution. During the year ended December 31, 2007 our efforts were focused on drafting our registration statement and planning our future activities. We incurred $3,777 in operating expenses during the year ended December 31, 2007. We incurred $3,139 in operating expenses during the three months ended September 30, 2008 and $12,670 in operating expenses during the nine months ended September 30, 2008. Our operating expenses consist principally of costs associated with our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

From inception to date, we have incurred approximately $91,622 in costs to register our securities, conduct the gift share distribution and begin our search for a suitable Target. The only line items that represented more than 10% of our cumulative offering costs are $67,968 in legal fees, $11,350 in travel, promotion and general marketing costs associated with attendance at reverse merger industry events and $9,204 in printing and filing preparation costs. During the year ended December 31, 2007, our founders contributed $39,140 in capital, including $15,000 in costs they paid on our behalf. During the nine months ended September 30, 2008, our founders contributed $106,720 in additional capital, including $16,720 of costs they paid on our behalf. To date, the founders have made a total investment of approximately $146,000 in us.

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

Plan of Operations: At the date of this report, we have $28,541 in working capital and our founders believe the orderly liquidation of our marketable securities will provide sufficient cash resources to pay our current liabilities and provided for our anticipated cash requirements until we either identify a Target and begin preparations for our reconfirmation offering, or decide that we will be unable to conclude an acquisition within the 18-month period specified in Rule 419, which in our case will expire on April 4,2009. We will use our available resources to pay the costs of operating our company, investigating potential Targets, negotiating an Acquisition and preparing a post-effective amendment to our registration statement. We will not compensate our officers in cash, but we may reimburse out-of-pocket costs they incur on our behalf.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report for the period ended September 30, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. There were no changes to our internal controls during the three- or nine-month periods ended September 30, 2008.

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

We have less than five months to identify a target, comply with Rule 419 and complete an acquisition.

Rule 419 requires that we complete an acquisition within eighteen months from the effective date of our original registration statement, which means that we must identify a Target, complete our investigation of the Target’s business, negotiate transaction terms, file one or more amendments to our registration statement, conduct our Rule 419 reconfirmation offering and close the Acquisition by April 4, 2009. If we do not complete our Target evaluation and selection activities within the next 30 days, we are likely to unwind the gift share distribution and withdraw the acquisition and founders’ shares from registration.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

STIRLING ACQUISITION CORPORATION

/s/ Mark R. Dolan
Mark R. Dolan, Chief Executive Officer
Dated: November 17, 2008

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer
Dated: November 17, 2008